Form 10-Q
period 2017-09-30
New Leap, Inc.
filed 2017-11-14
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

New Leap, Inc.
(Exact name of registrant issuer as specified in its charter)

Delaware	37-1863750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Derech Hameshi St., Ganne Tiqwa, Israel, 5591179
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +972-50-7844477

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2017
Common Stock, $.0001 par value	9,000,000

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:	3
	Balance Sheet as of September 30, 2017 (unaudited) and June 30, 2017 (audited);	3
	Statements of Operations for the three months ended September 30, 2017 (unaudited) and for the period from June 1, 2017 (inception) to September 30, 2017 (unaudited);	4
	Statement of Cash Flows for the three months ended September 30, 2017 (unaudited) and for the period from June 1, 2017 (inception) to September 30, 2017 (unaudited)	5
	Notes to Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	13

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

New Leap, Inc.

BALANCE SHEET

(USD, Except Share and Par Value Data)

	September 30,	June 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

Total Current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	2,068	-
Promissory note from shareholder	5,077	305

Total current liabilities	$32,145	$25,305

Total Liabilities	$32,145	$25,305

Stockholders’ Deficit:
Preferred stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 50,000,000 shares authorized, 9,000,000 shares issued and outstanding as of September 30, 2017	$9,000	$9,000
Addition paid-in capital	12,600	3,150
Accumulated deficit	(53,745)	(37,455)
Total stockholder’s deficit	$(32,145)	$(25,305)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF OPERATIONS

(USD, Except Share and Earnings Per Share Data)

	Three months ended September 30, 2017	Inception (June 1, 2017) to September 30, 2017

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	16,290	53,745

Loss from operations	(16,290)	(53,745)

Other income, net	-	-

Loss before provision for income taxes	(16,290)	(53,745)

Income tax expense	-	-

Net Loss	$(16,290)	$(53,745)

Loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	9,000,000	9,000,000

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF CASH FLOWS

(USD)

	Three months ended September 30, 2017	Inception (June 1, 2017) to September 30, 2017
Cash flow from operating activities:
Net loss	$(16,290)	$(53,745)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	9,450	21,600

Changes in operating assets and liabilities:
Increase in account payables	2,068	27,068
Net cash used in operating activities	$(4,772)	$(5,077)

Changes in investment activities	-	-

Cash flow from financing activities:

Promissory note from shareholder	$4,772	$5,077
Net cash provided by financing activities	$4,772	$5,077

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

NOTES TO FINANCIAL STATEMENTS

(USD In Thousands, Except Shares and Per Share Values)

(Unaudited)

NOTE 1 – ORGANIZATIONAL AND GOING CONCERN:

New Leap, Inc. (the "Company") was formed on June 1, 2017 as a Delaware corporation.

During 2017 the Company issued 9,000,000 shares of its common stock in consideration for a business plan at $0.001 per share. The Company has yet to start operational or research and development activities. The Company plans to operate in the field of crowdfunding and to run an online platform for investments in private U.S. companies and companies which are publicly traded in the U.S. (both domestic and foreign).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flows from operations since inception. Until the Company will achieve profitability and revenues, which is uncertain, it intends to finance its operation through the issuance of its shares. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with GAAP. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the sole shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $5,077 as of September 30, 2017.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In June 2017, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $25,000 from external investors following the effectiveness of the registration statement. Since this expense was probable it was recorded as a provision and as expenses amounting to $25,000 outstanding at September 30, 2017. The legal counsel is considered to be a related party - see also note 5.

NOTE 5 –– TRANSACTION WITH RELATED PARTY

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and sole shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and sole shareholder on behalf and for the benefit of the Company for the period from inception (June 1, 2017) to September 30, 2017 amounted to $12,600 and was recorded as contribution to equity.

B.	The services described in note 4 are provided by a related party. The related party is the son of the sole shareholder and provides legal advice to the Company. As of September 30, 2017 the liability amounted to $25,000 – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of September 30, 2017 the company has an outstanding note payable to the sole officer and director. - See Note 3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Operations

New Leap, Inc., a Delaware corporation, (“New Leap” “Company” “we,” “us,” or “our”) was incorporated on June 1, 2017. Most of the activity through September 30, 2017 involved efforts in connection with the Company’s registration on Form S-1.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

 Results from Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period from June 1, 2017 (inception) to September 30, 2017 and the three months ended September 30, 2017 were $53,745 and $16,290, respectively.  The expenses were primarily consisted of professional services in connection with our registration on Form S-1.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the three months ended September 30, 2017 and the period from June 1, 2017 (inception) to September 30, 2017:

	Three months ended September 30, 2017	June 1, 2017 (inception) to September 30, 2017
Net Loss	$(16,290)	$(53,745)
Net cash used in operating activities	$(4,772)	$(5,077)

Most of our resources and work to date have been devoted to planning our business and completing our registration statement.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $25,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases.

The Company may offer, at its discretion, shares of its common stock to settle professional fees. There can be no assurances, and we cannot predict the likelihood, that we will be able to settle any professional fees by issuing shares of our common stock.

As of September 30, 2017 we owed $32,145, $27,068 of which were in connection with professional services related to our registration on Form S-1. The balance of $5,077 was owed to our sole shareholder and chief executive officer for expenses incurred on behalf of the Company. There are no other significant liabilities at September 30, 2017.

 Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Going Concern

Our independent registered public accounting firm, which audited our financial statements as of June 30, 2017 and for the period then ended and reviewed our financial statements as of September 30, 2017 and the period then ended, has raised substantial doubt about our ability to continue as a going concern. Therefore, it is possible that even if we keep costs to a minimum we may not be able to continue operations for the next 12 months.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

•	Lack of segregation of duties

•	Lack of audit committee and independent directors

•	Management is dominated by a single individual without adequate compensating controls providing for multiple levels of supervision and review

Although we are unable to meet the standards under COSO because of the limited resources available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more independent directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred since June 1, 2017 (inception) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period covered by this report on Form 10-Q. Our registration statement on Form S-1, file number 333-219776, became effective on October 20, 2017.  The offering has yet to commence as the Company is still working on the list of potential investors it wishes to approach.

Item 3. Defaults upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAP, INC.

Date: November 14, 2017	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

