Form 10-K
period 2017-12-31
New Leap, Inc.
filed 2018-03-22
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

New Leap, Inc.
(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

333-219776

(Commission File Number)

37-1863750

(IRS Employer Identification No.)

8 Derech Hameshi St., Ganei Tikva, Israel 5591179

(Address of principal executive offices)

+(972)-50-7844477

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not available as shares have yet to begin trading.

As of March 22, 2018, there were 10,204,000 shares of common stock outstanding.

Documents Incorporated By Reference: None.

FORWARD LOOKING STATEMENTS

There are statements in this annual report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,070,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

Section 14A (a) and (b) of the Exchange Act, which requires companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

The requirement to provide in any registration statement periodic report or other report to be filed with the Securities and Exchange Commission, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

Compliance with new or revised accounting standards until those standards are applicable to private companies;

The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation, or an expanded auditor report and any other PCAOB rules subsequently adopted, unless the Securities and Exchange Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

New Leap was incorporated in Delaware on June 1, 2017. Most of the activity through December 31, 2017 involved incorporation efforts and preparation for the Company’s public Offering.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

New Leap focuses on an online market and community connecting private U.S. companies and companies which are publicly traded in the U.S. (both U.S. and foreign incorporated) with potential investors from all over the world, except for U.S. residents. The goal is to provide these companies with exposure to as many potential investors from outside the U.S. as possible, while providing those potential investors with different investment opportunities in the foregoing companies. Potential investors will be able to click on any company they would like to know more about and get access to its marketing information and legal and financial disclosures.

New Leap plans to match up potential investors from all over the world, except for U.S. residents with private U.S. companies and companies which are publicly traded in the U.S. (both U.S. and foreign incorporated). The goal is to use the crowdfunding trend in order to make private investments in such companies more accessible to non-U.S. investors on one hand and allow easier access to capital for these companies on the other. We will not allow U.S. persons access to the materials presented by the companies offering their securities on our website. Anyone trying to gain access to the offering materials posted on our website will first need to fill out a questionnaire which will include a question about the country of residence. Anyone answering “U.S.A” or any of its states will be prohibited from gaining access to the page showing the offering materials of the presenting companies. We intend to start developing a website following completion of this offering. For this purpose our intention is to use a third party vendor which can provide both design and programming services.

All securities will bear a legend indicating that the securities are “restricted securities” and may not be sold in the U.S. absent an effective registration statement under the Securities Act covering the resale of such securities or an available exemption from such registration requirement.

New Leap will keep a complete audit trail of investments in the companies presenting on its website. Funds committed for an investment will be kept in an escrow account until the company’s funding goal is reached. Upon reaching such goal, funds will be transferred from the escrow account to the company’s bank account while simultaneously stock certificates will be delivered to the investors. Should the funding goal not be reached until the deadline of the offering, funds would immediately be returned to the investors.

Business Model

New Leap has two revenue models: Transaction Success Fees and Advertising Fees.

Transaction Revenue Model

New Leap’s web platform would be designed to allow a meet up between potential interested investors and U.S. private companies and companies which are publicly traded in the U.S. (both U.S. and foreign incorporated) looking to raise funds via equity-based crowdfunding. Such companies interested in using our platform for such purpose will post their offering materials on our website so that potential investors having access to the website could review them and decide whether they are interested in participating in the offering by making an investment. We will receive a certain percentage ranging between 5% to 10% as a transaction success fee for each fundraising campaign that reaches its funding goal. This certain percentage will be applied to the total amount raised and will be paid out of the escrow account immediately upon completion of a transaction. We will be entitled to a transaction success fee only for fundraising campaigns that reach their funding goals as such goals are set by the companies launching these campaigns. We will not employ tiered funding goals.

Advertising Revenue Model

New Leap would also consider allowing advertising on its website. We expect that if we will manage to generate meaningful traffic to our website, various market participants will be interested in exploring advertising opportunities with us.

Marketing & Growth Strategy

New Leap will grow the pool of companies looking to utilize its platform for equity-based crowdfunding by talking with, and presenting the opportunity to, startups and early stage companies as well as small more mature companies which need additional funds for growth, expansion and acquisitions. New Leap will grow its pool of potential investors looking to explore the investment opportunities presented on our website by advertising on economic portals which are widely followed by retail investors. New Leap will look for other channels for exposure such as writing columns about equity-based crowdfunding on widely-spread financial newspapers and websites.

Market Overview

Equity-based crowdfunding refers to the pooling of small capital investments from a large number of investors to finance a new or expanding business venture. In return, those investors receive a small stake in the company and expect to earn a profit if the company succeeds. The concept of crowdfunding is not new. Charities, social groups, churches and non-profit organizations have raised funds using similar methods for many years. Websites such as Kickstarter and Indiegogo brought crowdfunding to the internet by allowing startup companies and entrepreneurs to accept monetary “donations” from project “backers.” The difference between these crowdfunding campaigns and those targeted by New Leap, however, is that investors using New Leap’s web platform will be able to purchase a security interest in the company in which they are investing.

The equity-based crowdfunding contemplated by New Leap will be made under Regulation S (Rules 901-905 of the Securities Act of 1933, as amended).

Competition

We are currently not aware of other crowdfunding platforms focused on Regulation S offerings of securities. However, we consider U.S. investment-based crowdfunding platforms, which present companies offering securities based on Rule 506(c), Section 4(a)(6) and Regulation A+ of the Securities Act of 1933, as amended to be competitors to some extent.

Regulatory Environment

The enactment of the JOBS Act in 2012 led to numerous regulatory changes that support investment-based crowdfunding in the U.S. Since New Leap, however, plans to provide a web platform for securities offerings to be made outside the U.S., it will not have companies using its services rely on these post-JOBS Act regulatory changes, but rather rely on Regulation S, which excludes securities offerings made outside the U.S. from the purview of the registration requirements of Section 5 under the Securities Act of 1933, as amended. Companies using our web platform will be required, however, to meet the requirements of Regulation S promulgated under the Securities Act of 1933, as amended.

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2017, we had one employee which serves as our president, and chief executive officer, Mr. Ostashinsky. During calendar year ending December 31, 2018 (dependent on financing and available working capital), Mr. Ostashinsky will devote at least ten (10) hours a week to us and may increase the number of hours as necessary. Mr. Ostashinsky is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work as well as initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Property

Our office and mailing address is 8 Derech Hameshi St., Ganne Tiqwa, Israel 5591179. The space is provided to us by Mr. Ostashinsky, who incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement. The current use of the space property is minimal.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” we are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company utilizes offices provided rent-free by our President at 8 Derech Hameshi St., Ganei Tikva, Israel 5591179.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS

(a) Market Information.

There is no established trading market for our shares.

(b) Holders.

As of March 22, 2018, there were approximately 36 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant’s business.

(d) Securities authorized for issuance under equity compensation plans.

None.

(e) Performance graph

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

On June 3, 2017 the Company sold 9,000,000 common shares to its President in exchange for a business plan at $0.001 per share. These shares were issued under Regulation S as they were offered and sold outside the U.S. to a non-U.S. person.

Proceeds raised from investors under the Company’s registration statement on Form S-1, which was declared effective on October 20, 2017 will be used for payment of legal expenses provided to the Company in connection with its foregoing registration statement and for general working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended December 31, 2017. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Company Overview

New Leap plans to match up potential investors from all over the world, except for U.S. residents with private U.S. companies and companies which are publicly traded in the U.S. (both U.S. and foreign incorporated). The goal is to use the crowdfunding trend in order to make private investments in such companies more accessible to non-U.S. investors on one hand and allow easier access to capital for these companies on the other. We will not allow U.S. persons access to the materials presented by the companies offering their securities on our website. Anyone trying to gain access to the offering materials posted on our website will first need to fill out a questionnaire which will include a question about the country of residence. Anyone answering “U.S.A” or any of its states will be prohibited from gaining access to the page showing the offering materials of the presenting companies. We intend to start developing a website following completion of this offering. For this purpose our intention is to use a third party vendor which can provide both design and programming services.

All securities will bear a legend indicating that the securities are “restricted securities” and may not be sold in the U.S. absent an effective registration statement under the Securities Act covering the resale of such securities or an available exemption from such registration requirement.

New Leap will keep a complete audit trail of investments in the companies presenting on its website. Funds committed for an investment will be kept in an escrow account until the company’s funding goal is reached. Upon reaching such goal, funds will be transferred from the escrow account to the company’s bank account while simultaneously stock certificates will be delivered to the investors. Should the funding goal not be reached until the deadline of the offering, funds would immediately be returned to the investors.

Results of Operations

Inception (June 1, 2017) to December 31, 2017 compared to inception (June 1, 2017) to June 30, 2017

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period starting at inception (June 1, 2017) and ending December 31, 2017 were $73,271 compared to $37,455 for the period from inception (June 1, 2017) to June 30, 2017. The expenses were consisted primarily of contributed services from the sole officer and director, legal, accounting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the period from inception (June 1, 2017) to December 31, 2017 and the period from inception (June 1, 2017) to June 30, 2017:

	Inception (June 1, 2017) to December 31, 2017	Inception (June 1, 2017) to June 30, 2017
Operating Activities	$(73,271)	$(37,455)
Investing Activities	-	-
Financing Activities	$18,018	$305
Net Effect on Cash	$7,954	-

To date, most of our resources and work have been devoted to planning our business and completing our registration statement.

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan.

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due to them.

As of December 31, 2017 and June 30, 2017 we owed $50,175 and $25,305, respectively, primarily in connection with organizational costs and professional services related to our registration statement which was declared effective on October 20, 2017. There are no other significant liabilities at December 31, 2017 and June 30, 2017.

As of December 31, 2017 and June 30, 2017, the Company had one note payable issued and outstanding to a related party with a total principle of $18,018 and $305, respectively. The note is payable on demand and bears no interest. The proceeds are being used for general working capital purposes.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Going Concern

Our auditor has issued a “going concern” explanatory paragraph as part of his opinion in the Audit Report dated March 22, 2018 for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Leap, Inc.

December 31, 2017

Reports of Independent Registered Public Accounting Firms	F-1
Balance Sheets at December 31, 2017 and June 30, 2017	F-2
Statements of Operations for the period from inception (June 1, 2017) to December 31, 2017 and the period from inception (June 1, 2017 to June 30, 2017	F-3
Statements of Stockholders’ Deficit as of inception (June 1, 2017) and as of December 31, 2017	F-4
Statements of Cash Flows for the period from inception (June 1, 2017) to December 31, 2017 and the period from inception (June 1, 2017 to June 30, 2017	F-5
Notes to the Financial Statements	F-6

To the shareholders and the board of directors of New Leap, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Leap, Inc. (the "Company") as of December 31, 2017 and June 30, 2017, the statements of operations, comprehensive income (loss), changes in shareholders’ deficit, and cash flows for the periods inception (June 1, 2017) to December 31, 2017, and inception (June 1, 2017) to June 30, 2017 then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and June 30, 2017, and the results of its operations and its cash flows for the periods inception (June 1, 2017) to December 31, 2017, and inception (June 1, 2017) to June 30, 2017 then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

March 22, 2018

F-1

New Leap, Inc.

BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	December 31,	June 30,
	2017	2017
	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,954	$-

Total Current assets	$7,954	$-

Total assets	$7,954	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	7,157	-

Promissory note from shareholder	18,018	305

Total current liabilities	$50,175	$25,305
Total Liabilities	$50,175	$25,305

Stockholders’ Deficit:
Preferred stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 50,000,000 shares authorized, 9,000,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017	$9,000	$9,000
Addition paid-in capital	22,050	3,150
Accumulated deficit	(73,271)	(37,455)
Total stockholder’s deficit	$(42,221)	$(25,305)

Total liabilities and stockholders’ deficit	$7,954	$-

The accompanying notes are an integral part of the financial statements.

F-2

New Leap, Inc.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INVOME (LOSS)

(Expressed in USD, except for the number of shares)

	Inception (June 1, 2017) to December 31, 2017	Inception (June 1, 2017) to June 30, 2017
	(Audited)	(Audited)

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	73,271	37,455

Loss from operations	(73,271)	(37,455)

Other income, net	-	-

Loss before provision for income taxes	(73,271)	(37,455)

Income tax expense	-	-
Net Loss	$(73,271)	$(37,455)

Other Comprehensive Income (loss)	$(73,271)	$(37,455)

Loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	9,000,000	9,000,000

The accompanying notes are an integral part of the financial statements.

F-3

New Leap, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in USD, except for the number of shares ) (Audited)

	Common shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of inception (June 1, 2017)	-	$-	$-	$-	$-

Net loss	-	-	-	(37,455)	(37,455)

Issued shares	9,000,000	9,000	-	-	9,000

Shareholder contribution	-	-	3,150	-	3,150

Balance as of June 30, 2017	9,000,000	9,000	3,150	(37,455)	(25,305)

Shareholder contribution	-	-	18,900	-	18,900

Net loss	-	-	-	(35,816)	(35,816)

Balance as of December 31, 2017	9,000,000	$9,000	$22,050	$(73,271)	$(42,221)

The accompanying notes are an integral part of the financial statements.

F-4

New Leap, Inc.

STATEMENTS OF CASH FLOWS

(Expressed in USD, except for the number of shares)

	Inception (June 1, 2017) to December 31, 2017	Inception (June 1, 2017) to June 30, 2017
	(Audited)	(Audited)
Cash flow from operating activities:
Net loss	$(73,271)	$(37,455)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	31,050	12,150

Changes in operating assets and liabilities:
Increase in account payables	32,157	25,000
Net cash used in operating activities	$(10,064)	$(305)

Changes in investment activities	-	-

Cash flow from financing activities:

Promissory note from shareholder	$18,018	$305
Net cash provided by financing activities	$18,018	$305

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	7,954	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,954	$-

The accompanying notes are an integral part of the financial statements.

F-5

New Leap, Inc.

NOTES TO FINANCIAL STATEMENTS

(USD, except number of shares)

NOTE 1 – ORGANIZATIONAL AND GOING CONCERN

New Leap, Inc. (the “Company”) was formed on June 1, 2017 as a Delaware corporation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) issued by Financial Accounting Standards Board (“FASB”). The Company’s fiscal year-end is December 31.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codifications (“ASC”) are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the sole shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $18,018 as of December 31, 2017 and $305 as of June 30, 2017.

F-6

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In June 2017, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission (“SEC”). According to the agreement, the fees will be paid if and only upon receiving the first $25,000 from external investors following the effectiveness of the registration statement. Since this expense was probable it was recorded as a provision and as expenses amounting to $25,000 outstanding at December 31, 2017. The legal counsel is considered to be a related party - see also note 5.

NOTE 5 – TRANSACTION WITH RELATED PARTY

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and sole shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and sole shareholder on behalf and for the benefit of the Company for the period from inception (June 1, 2017) to December 31, 2017 amounted to $22,050 and for the period from inception (June 1, 2017) to June 30, 2017 amounted to $3,150 and was recorded as contribution to equity.

B.	The services described in note 4 are provided by a related party. The related party is the son of the sole shareholder and provides legal advice to the Company. As of December 31, 2017 and as of June 30, 2017 the liability amounted to $25,000 – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of December 31, 2017 the company has an outstanding note payable to the sole officer and director. - See Note 3

NOTE 6 – SUBSEQUENT EVENTS

In January and February, 2018 the Company issued a total of 1,204,000 shares of its common stock to various investors at a price of $0.025 per share. The shares were issued pursuant to the Company’s registration statement on Form S-1 which was declared effective by the SEC on October 20, 2017.

F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information as of December 31, 2017 as to each Director and Executive Officer of the Company:

Name	Age	Title
Itzhak Ostashinsky	66	President, CEO, CFO, Secretary, Treasurer, Director

Itzhak Ostashinsky – Mr. Itzhak Ostashinsky served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Crowd 4 Seeds, a crowdfunding business, from April, 2014 to December, 2016. For more than 20 years Mr. Ostashinsky served in various key positions in the insurance industry in Israel. Having served as the CEO of an Israeli insurance company and as a deputy CEO of two other Israeli insurance companies, Mr. Ostashinsky gained meaningful top-level experience in management, marketing, business development and investments. In addition, Mr. Ostashinsky led a group of investors in three different investments in Israeli biotechnology and medical device startups. In the past 5 years Mr. Ostashinsky has been an independent consultant providing marketing and business development consulting services. Mr. Ostashinsky holds a B.A. in Business Administration from Bar-Ilan University, Israel. Given Mr. Ostashinsky’s top-level experience in management, marketing, business development and investments we concluded that he is suitable for serving as a director of the Company.

Itzhak Ostashinsky has served as our director and executive officer since June 3, 2017.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this annual report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of December 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have yet to adopt a code of ethics as we are still in the process of finalizing it.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Itzhak Ostashinsky CEO, CFO & Director	2017	-	-	-	-	-	-	-	-

There is no formal employment arrangement with Mr. Ostashinsky at this time. Mr. Ostashinsky’s compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations. Mr. Ostashinsky’s compensation amount may be formalized if and when the Company completes this offering and obtains any future financing beyond the offering.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2017 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2017 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2017, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 22, 2018, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)

Itzhak Ostashinsky	9,000,000	88.20%

(1)	Mr. Ostashinsky received these shares in consideration for a business plan.
(2)	Applicable percentage ownership is based on 10,204,000 shares of common stock outstanding as of March 22, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our office and mailing address is 8 Derech Hameshi St., Ganei Tikva, Israel 5591179. The space is provided to us by Mr. Ostashinsky. Mr. Ostashinsky incurs no incremental costs as a result of us using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 9,000,000 shares of its common stock to its president chief executive officer and chief financial officer, Mr. Ostashinsky, in consideration for a business plan.

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $18,018 and $305 as of December 31, 2017 and June 30, 2017, respectively.

The Company obtains legal services from a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2017 June 30, 2017 the liability amounted to $25,000.

Itzhak Ostashinsky is a promoter of the Company. He receives no consideration for his promotional activities. His related-party transactions with the Company are described above in this Item 13.

Corporate Governance and Director Independence.

The Company has not:

•	Established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be independent under any applicable definition given that he is the major shareholder and an officer of the Company;

Nor:

•	Established any committee of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On March 1, 2018, we engaged BFBorgers CPA PC (“BFB”) as our independent registered public accounting firm. The appointment of BFB was approved by our Board of Directors. During the fiscal year ended December 31, 2017, we did not consult with BFB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BFB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by BFB of the financial statements for the year ended December 31, 2017 are $4,000. Other than that the Company paid $1,500 to BFB for the review of interim financial statements during 2017 and $4,000 for the previous audit for the period starting on June 1, 2017 (inception) and ended on June 30, 2017.

Audit-Related Fees

During the year ended December 31, 2017, our principal accountant did not render audit-related services to us.

Tax Fees

During the year ended December 31, 2017, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of New Leap, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at December 31, 2017 and June 30, 2017
Statements of Operations for the period from inception (June 1, 2017) to December 31, 2017 and the period from inception (June 1, 2017) to June 30, 2017
Statements of Stockholders’ Deficit as of inception (June 1, 2017) and as of December 31, 2017
Statements of Cash Flows for the period from inception (June 1, 2017) to December 31, 2017 and the period from inception (June 1, 2017) to June 30, 2017
Notes to the Financial Statements

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Form of Note (1)
31	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act of 1934.*
32	Certification of Chief Executive Officer and Principal Financial Officer to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101	XBRL Interactive Data Files*

___________

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 8, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2018	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer

