Form 10-Q
period 2018-03-31
New Leap, Inc.
filed 2018-05-09
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2018
Common Stock, $.0001 par value	10,204,000

PART I - FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

New Leap, Inc.

BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$28,727	$7,954

Total Current assets	$28,727	$7,954

Total assets	$28,727	$7,954

IABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	2,214	7,157

Promissory note from shareholder	18,918	18,018

Total current liabilities	$46,132	$50,175
Total Liabilities	$46,132	$50,175
Commitments and contingencies (Note 4)

Stockholders’ Deficit:
Preferred stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding as of March 31, 2018 and 9,000,000 as of December 31, 2017	$10,204	$9,000
Addition paid-in capital	60,325	22,050
Accumulated deficit	(87,934)	(73,271)
Total stockholder’s deficit	$(17,405)	$(42,221)

Total liabilities and stockholders’ deficit	$28,727	$7,954

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Expressed in USD, except for the number of shares)

	Three months ended March 31, 2018	Three months ended March 31, 2017 *
	(Unaudited)	(Unaudited)

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	14,663	-

Loss from operations	(14,663)	-

Other income, net	-	-

Loss before provision for income taxes	(14,663)	-

Income tax expense	-	-
Net Loss	$(14,663)	$-

Other Comprehensive Income (loss)	$(14,663)	$-

Loss per share
Basic and diluted	$(0.00)	$-

Weighted average common shares outstanding:
Basic and diluted	10,204,000	-

*The Company was not incorporated until June 1, 2017

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF CASH FLOWS

(Expressed in USD, except for the number of shares)

	Three months ended March 31, 2018	Three months ended March 31, 2017 *
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(14,663)	$-

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	9,450	-

Changes in operating assets and liabilities:
Increase (decrease) in account payables	(4,943)	-
Net cash used in operating activities	$(10,156)	$-

Changes in investment activities	-	-

Cash flow from financing activities:
Shares issuance	$30,029	-
Promissory note from shareholder	900	$-
Net cash provided by financing activities	$30,929	$-

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	20,773	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,954	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,727	$-

* The Company was not incorporated until June 1, 2017

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

NOTES TO FINANCIAL STATEMENTS

(USD, except number of shares)

NOTE 1 – ORGANIZATIONAL AND GOING CONCERN:

New Leap, Inc. (the "Company") was formed on June 1, 2017 as a Delaware corporation.

During 2017, the Company issued 9,000,000 shares of its common stock in consideration for a business plan at $0.001 per share. The Company has yet to start operational or research and development activities. The Company plans to operate in the field of crowdfunding and to run an online platform for investments in private U.S. companies and companies which are publicly traded in the U.S. (both domestic and foreign).

In January and February of 2018, the Company issued a total of 1,204,000 shares of its common stock to various investors at a price of $0.025 per share. The shares were issued pursuant to the Company’s registration statement on Form S-1, which was declared effective by the SEC on October 20, 2017.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codifications ("ASC") are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the sole shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $18,918 and $18,018 as of March 31, 2018 and December 31, 2017, respectively.

New Leap, Inc.

NOTES TO FINANCIAL STATEMENTS

(USD, except number of shares)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In June 2017, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $25,000 from external investors following the effectiveness of the registration statement. Since this expense was probable it was recorded as a provision and as expenses amounting to $25,000 outstanding at December 31, 2017. The legal counsel is considered to be a related party - see also note 5. The legal counsel has agreed to postpone this payment for the time being given the financial condition of the Company.

NOTE 5 –– TRANSACTION WITH RELATED PARTY

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and major shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the period of three months ended March 31, 2018 amounted to $9,450 was recorded as contribution to equity.

B.	The services described in note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of March 31, 2018 and as of December 31, 2017 the liability amounted to $25,000 – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of March 31, 2018 the company has an outstanding note payable to the sole officer and director. - See Note 3

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

Company Overview

Operations

New Leap, Inc., a Delaware corporation, (“New Leap” “Company” “we,” “us,” or “our”) was incorporated on June 1, 2017. Most of the activity through March 31, 2018 involved efforts in connection with the preparation of the Company’s registration statement on Form S-1 and the offering pursuant to this registration statement.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Results from Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $14,663, as compared to $0 in the same period last year as the Company has yet to be incorporated at March 31, 2017. The expenses were primarily consisted of contributed services by the CEO and professional services.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018	Three months ended March 31, 2017*
Net Loss	$(14,663)	$-
Net cash used in operating activities	$(10,156)	$-
Cash flows provided by financing activities	$30,929	$-

_______

*The Company has yet to be incorporated at March 31, 2017.

Most of our resources and work to date have been devoted to planning our business and completing our registration statement.

As a public entity we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $25,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases.

The Company may offer, at its discretion, shares of its common stock to settle professional fees. There can be no assurances, and we cannot predict the likelihood, that we will be able to settle any professional fees by issuing shares of our common stock.

As of March 31, 2018 we owed $46,132, $27,214 of which were in connection with professional services. The balance of $18,918 was owed to our sole shareholder and chief executive officer for expenses incurred on behalf of the Company. There are no other significant liabilities at March 31, 2018.

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

Going Concern

Our independent registered public accounting firm, which audited our financial statements as of December 31, 2017 and for the period then ended has raised substantial doubt about our ability to continue as a going concern. Therefore, it is possible that even if we keep costs to a minimum we may not be able to continue operations for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this report on Form 10-Q. Our registration statement on Form S-1, file number 333-219776, became effective on October 20, 2017. The offering pursuant to this registration statement was terminated on April 20, 2018. Funds raised in the offering are used for general working capital purposes.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

NEW LEAP, INC.

Date: May 9, 2018	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

