Form 10-Q
period 2018-06-30
New Leap, Inc.
filed 2018-08-06
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Stock, $.0001 par value	10,204,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

New Leap, Inc.

BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,211	$7,954

Total Current assets	$26,211	$7,954

Total assets	$26,211	$7,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	2,206	7,157

Promissory note from shareholder	18,831	18,018

Total current liabilities	$46,037	$50,175
Total Liabilities	$46,037	$50,175
Commitments and contingencies (Note 4 )

Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding as of June 30, 2018 and 9,000,000 as of December 31, 2017	10,204	9,000
Addition paid-in capital	69,775	22,050
Accumulated deficit	(99,805)	(73,271)
Total stockholder’s deficit	$(19,826)	$(42,221)

Total liabilities and stockholders’ deficit	$26,211	$7,954

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Expressed in USD, except for the number of shares)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, General and Administrative expenses	26,534	37,455	11,871	37,455

Loss from operations	(26,534)	(37,455)	(11,871)	(37,455)

Other income, net	-	-	-	-

Loss before provision for income taxes	(26,534)	(37,455)	(11,871)	(37,455)

Income tax expense	-	-	-	-
Net Loss	$(26,534)	$(37,455)	$(11,871)	$(37,455)

Other Comprehensive loss	$(26,534)	$(37,455)	$(11,871)	$(37,455)

Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	10,204,000	9,000,000	10,204,000	9,000,000

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF CASH FLOWS

(Expressed in USD, except for the number of shares)

	Six months ended June 30, 2018	Six months ended June 30, 2017
	(Unaudited)	(Audited)
Cash flow from operating activities:
Net loss	$(26,534)	$(37,455)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	18,900	12,150

Changes in operating assets and liabilities:
Increase (decrease) in account payables	(4,951)	25,000
Net cash used in operating activities	$(12,585)	$(305)

Cash flow from investing activities:	-	-

Cash flow from financing activities:
Shares issuance	$30,029	$-
Promissory note from shareholder	813	305
Net cash provided by financing activities	$30,842	$305

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	18,257	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,954	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,211	$-

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

NOTES TO FINANCIAL STATEMENTS

(USD, except number of shares)

NOTE 1 - ORGANIZATIONAL AND GOING CONCERN:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - PROMISSORY NOTE FROM SHAREHOLDER

The Company has an outstanding note payable provided by the sole shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $18,831 and $18,018 as of June 30, 2018 and December 31, 2017 respectively.

New Leap, Inc.

NOTES TO FINANCIAL STATEMENTS

(USD, except number of shares)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - RELATED PARTY TRANSACTIONS

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and major shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the six months and three months ended June 30, 2018 amounted to $18,900 and $9,450 respectively and was recorded as contribution to equity.

B.	The services described in note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of June 30, 2018 and as of December 31, 2017 the liability amounted to $25,000 – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of June 30, 2018 the company has an outstanding note payable to the sole officer and director. - See Note 3

NOTE 6 - SUBSEQUENT EVENTS

As of the date of issuance of the financial statements, there are no significant subsequent events.

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

Company Overview

Operations

New Leap, Inc., a Delaware corporation, (“New Leap” “Company” “we,” “us,” or “our”) was incorporated on June 1, 2017. Most of the activity through June 30, 2018 involved efforts in connection with the preparation of the Company’s registration statement on Form S-1 and the offering pursuant to this registration statement.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

 Results from Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six and three months ended June 30, 2018 were $26,534 and $11,871, respectively comparing to $37,455 for both the six and three months ended June 30, 2017. The expenses were primarily consisted of contributed services by the CEO and professional services.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the six months ended June 30, 2018 and June 30, 2017:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Net Loss	$(26,534)	$(37,455)
Net cash used in operating activities	$(12,585)	$(305)
Cash flow from financing activities	$30,842	$305

Most of our resources and work to date have been devoted to planning our business, completing our registration statement and completing our public offering.

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

As of June 30, 2018 we owed $46,037, $27,206 of which were in connection with professional services. The balance of $18,831 was owed to our sole shareholder and chief executive officer for expenses incurred on behalf of the Company. There are no other significant liabilities at June 30, 2018.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Going Concern

Our independent registered public accounting firm, which audited our financial statements as of December 31, 2017 and for the period then ended and reviewed our financial statements as of June 30, 2018 and the period then ended, has raised substantial doubt about our ability to continue as a going concern. Therefore, it is possible that even if we keep costs to a minimum we may not be able to continue operations for the next 12 months.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this report on Form 10-Q. Our registration statement on Form S-1, file number 333-219776, became effective on October 20, 2017. The offering pursuant to this registration statement was terminated on April 20, 2018. Proceeds raised in the offering are used for general expenses.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

NEW LEAP, INC.

Date: August 6, 2018	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

