Form 10-Q
period 2018-09-30
New Leap, Inc.
filed 2018-11-05
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock, $0.0001 par value	10,204,000

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheet as of September 30, 2018 (unaudited) and December 31, 2017 (audited);	3
	Statements of Operations for the nine and three months ended September 30, 2018 (unaudited) and for the period from inception and three months ended September 30, 2017 (unaudited);	4
	Statement of Cash Flows for the nine months ended September 30, 2018 (unaudited) and for the period from inception ended September 30, 2017 (unaudited)	5
	Notes to Financial Statements (unaudited)	6-7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	MINE SAFETY DISCLOSURES	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	12

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

New Leap, Inc.

BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,610	$7,954

Total Current assets	$23,610	$7,954

Total assets	$23,610	$7,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	1,845	7,157

Promissory note payable to shareholder	19,609	18,018

Total current liabilities	$46,454	$50,175
Total Liabilities	$46,454	$50,175
Commitments and contingencies (Note 4 )

Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding as of September 30, 2018 and 9,000,000 as of December 31, 2017	$10,204	$9,000
Addition paid-in capital	79,225	22,050
Accumulated deficit	(112,273)	(73,271)
Total stockholder’s deficit	$(22,844)	$(42,221)

Total liabilities and stockholders’ deficit	$23,610	$7,954

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Expressed in USD, except for the number of shares)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, General and Administrative expenses	39,002	53,745	12,468	16,290

Loss from operations	(39,002)	(53,745)	(12,468)	(16,290)

Other income, net	-	-	-	-

Loss before provision for income taxes	(39,002)	(53,745)	(12,468)	(16,290)

Income tax expense	-	-	-	-
Net Loss	$(39,002)	$(53,745)	$(12,468)	$(16,290)

Other Comprehensive loss	$(39,002)	$(53,745)	$(12,468)	$(16,290)

Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	10,204,000	9,000,000	10,204,000	9,000,000

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.
STATEMENTS OF CASH FLOWS
(Expressed in USD, except for the number of shares)

	Nine months ended September 30, 2018	Inception (June 1, 2017) to September 30, 2017
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(39,002)	$(53,745)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	28,350	21,600

Changes in operating assets and liabilities:
Increase (decrease) in account payables	(5,312)	27,068
Net cash used in operating activities	$(15,964)	$(5,077)

Cash flow from investing activities	$-	$-

Cash flow from financing activities:
Shares issuance	$30,029	$-
Promissory note issuance to shareholder	1,591	5,077
Net cash provided by financing activities	$31,620	$5,077

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	$15,656	$-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,954	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,610	$-

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

NOTE 3 – PROMISSORY NOTE PAYABLE TO SHAREHOLDER

The Company has an outstanding note payable to its controlling shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $19,609 and $18,018 as of September 30, 2018 and December 31, 2017 respectively.

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

NOTE 5 – TRANSACTION WITH RELATED PARTY

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and major shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the nine months and three months ended September 30, 2018 amounted to $28,350 and $9,450, respectively and was recorded as contribution to equity.

B.	The services described in note 4 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of September 30, 2018 and as of December 31, 2017 the liability amounted to $25,000 – see also note 4.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of September 30, 2018 the company has an outstanding note payable to the sole officer and director. - See Note 3

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

Company Overview

Operations

New Leap, Inc., a Delaware corporation, (“New Leap” “Company” “we,” “us,” or “our”) was incorporated on June 1, 2017. Most of the activity through September 30, 2018 involved efforts in connection with the preparation of the Company’s registration statement on Form S-1 and the offering pursuant to this registration statement.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Results from Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine and three months ended September 30, 2018 were $39,002 and $12,468, respectively comparing to $53,745 and $16,290 for the period from inception and three months ended September 30, 2017, respectively. The expenses were primarily consisted of contributed services by the CEO and professional services.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the nine months ended September 30, 2018 and the period from inception ended September 30, 2017:

	Nine months ended September 30, 2018	The period from inception ended September 30, 2017
Net Loss	$(39,002)	$(53,745)
Net cash used in operating activities	$(15,964)	$(5,077)
Cash flow from financing activities	$31,620	$5,077

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

As of September 30, 2018 we owed $46,454, $26,845 of which were in connection with professional services. The balance of $19,609 was owed to our controlling shareholder and chief executive officer for expenses incurred on behalf of the Company. There are no other significant liabilities at September 30, 2018.

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

Going Concern

Management assessed that the Company’s financial condition raises substantial doubt about our ability to continue as a going concern. Therefore, it is possible that even if we keep costs to a minimum we may not be able to continue operations for the next 12 months.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred since June 30, 2018 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NEW LEAP, INC.

Date: November 5, 2018	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

