Form 10-K
period 2018-12-31
New Leap, Inc.
filed 2019-03-27
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

As of March 27, 2019 there were 10,204,000 shares of common stock outstanding.

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

The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

Any Public Company Accounting Oversight Board ("PCAOB") rules regarding mandatory audit firm rotation, or an expanded auditor report and any other PCAOB rules subsequently adopted, unless the Securities and Exchange Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

New Leap was incorporated in Delaware on June 1, 2017. Most of the activity through December 31, 2018 involved incorporation efforts, preparation for the Company’s public Offering and building our website.

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

All securities will bear a legend indicating that the securities are "restricted securities" and may not be sold in the U.S. absent an effective registration statement under the Securities Act covering the resale of such securities or an available exemption from such registration requirement.

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

Business Model

New Leap has two revenue models: Transaction Success Fees and Advertising Fees.

Transaction Revenue Model

New Leap's web platform would be designed to allow a meet up between potential interested investors and U.S. private companies and companies which are publicly traded in the U.S. (both U.S. and foreign incorporated) looking to raise funds via equity-based crowdfunding. Such companies interested in using our platform for such purpose will post their offering materials on our website so that potential investors having access to the website could review them and decide whether they are interested in participating in the offering by making an investment. We will receive a certain percentage ranging between 5% to 10% as a transaction success fee for each fundraising campaign that reaches its funding goal. This certain percentage will be applied to the total amount raised and will be paid out of the escrow account immediately upon completion of a transaction. We will be entitled to a transaction success fee only for fundraising campaigns that reach their funding goals as such goals are set by the companies launching these campaigns. We will not employ tiered funding goals.

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

Market Overview

Equity-based crowdfunding refers to the pooling of small capital investments from a large number of investors to finance a new or expanding business venture. In return, those investors receive a small stake in the company and expect to earn a profit if the company succeeds. The concept of crowdfunding is not new. Charities, social groups, churches and non-profit organizations have raised funds using similar methods for many years. Websites such as Kickstarter and Indiegogo brought crowdfunding to the internet by allowing startup companies and entrepreneurs to accept monetary “donations” from project “backers.” The difference between these crowdfunding campaigns and those targeted by New Leap, however, is that investors using New Leap's web platform will be able to purchase a security interest in the company in which they are investing.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2018, we had one employee which serves as our president, and chief executive officer, Mr. Ostashinsky. During calendar year ending December 31, 2019 (depending on financing and available working capital), Mr. Ostashinsky will devote at least ten (10) hours a week to us and may increase the number of hours as necessary. Mr. Ostashinsky is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work as well as initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

(b) Holders

As of March 27, 2019, there were approximately 36 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities authorized for issuance under equity compensation plans.

None.

(e) Performance graph

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

On June 3, 2017 the Company sold 9,000,000 common shares to its President in exchange for a business plan at $0.001 per share. These shares were issued under Regulation S as they were offered and sold outside the U.S. to a non-U.S. person.

Proceeds raised from investors under the Company’s registration statement on Form S-1, which was declared effective on October 20, 2017 will be used for general working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended December 31, 2018. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

All securities will bear a legend indicating that the securities are "restricted securities" and may not be sold in the U.S. absent an effective registration statement under the Securities Act covering the resale of such securities or an available exemption from such registration requirement.

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

Results of Operations

Inception (June 1, 2017) to December 31, 2017 compared to January 1, 2018 to December 31, 2018

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period starting at inception (June 1, 2017) and ending December 31, 2017 were $73,271 compared to $54,774 for the year ended December 31, 2018. The expenses were consisted primarily of contributed services from the sole officer and director, legal, accounting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from inception (June 1, 2017) to December 31, 2017 and the year ended December 31, 2018:

	Inception (June 1, 2017) to December 31, 2017	Year ended December 31, 2018
Operating Activities	$(10,064)	$(18,901)
Investing Activities	-	-
Financing Activities	$18,018	$31,954
Net Effect on Cash	$7,954	$13,053

To date, most of our resources and work have been devoted to planning our business, completing our registration statement and building our website.

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

We are a public company and as such we have incurred and will continue to incur significant expenses for legal, accounting and related services. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $250 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of December 31, 2017 and December 31, 2018 we owed $50,175 and $50,173, respectively. In 2017 such liabilities were primarily in connection with organizational costs and professional services related to our registration statement which was declared effective on October 20, 2017 and in 2018 such liabilities were primarily in connection with payment to service providers in relation to our status as a public company. There are no other significant liabilities at December 31, 2017 and December 31, 2018.

As of December 31, 2017 and December 31, 2018, the Company had one note payable issued and outstanding to a related party with a total principle of $18,018 and $19,943, respectively. The note is payable on demand and bears no interest. The proceeds are being used for general working capital purposes.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Going Concern

Our auditor has issued a "going concern" explanatory paragraph as part of his opinion in the Audit Report dated March 27, 2019 for the fiscal year ended December 31, 2018.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

New Leap, Inc.

December 31, 2018

Reports of Independent Registered Public Accounting Firms

To the shareholders and the board of directors of New Leap, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Leap, Inc. (the "Company") as of December 31, 2018 and December 31, 2017, the statements of operations, comprehensive income (loss), changes in shareholders’ deficit, and cash flows for the year ended December 31, 2018, and for the period from inception (June 1, 2017) to December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2018, and from inception (June 1, 2017) to December 31, 2017, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

March 27, 2019

New Leap, Inc.

BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$21,007	$7,954

Total Current assets	$21,007	$7,954

Total assets	$21,007	$7,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable (Note 5)	5,230	7,157

Promissory note payable to shareholder (Note 6)	19,943	18,018

Total current liabilities	$50,173	$50,175
Total Liabilities	$50,173	$50,175
Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding as of December 31, 2018 and 9,000,000 as of December 31, 2017	$10,204	$9,000
Addition paid-in capital	88,675	22,050
Accumulated deficit	(128,045)	(73,271)
Total stockholder’s deficit	$(29,166)	$(42,221)

Total liabilities and stockholders’ deficit	$21,007	$7,954

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Expressed in USD, except for the number of shares)

	Year ended December 31, 2018	Inception (June 1, 2017) to December 31, 2017

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	54,774	73,271

Loss from operations	(54,774)	(73,271)

Other income, net	-	-

Loss before provision for income taxes	(54,774)	(73,271)

Income tax expense	-	-
Net Loss	$(54,774)	$(73,271)

Other Comprehensive loss	$(54,774)	$(73,271)

Loss per share (Note 4)
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	10,087,000	9,000,000

 The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

(Expressed in USD, except for the number of shares )

	Common shares		Additional paid-in	Accumulated	Total shareholders'
	Number	Amount	capital	deficit	deficit

Balance as of inception (June 1, 2017)	-	$-	$-	$-	$-

Issued shares	9,000,000	9,000	-	-	9,000

Shareholder contribution	-	-	22,050	-	22,050

Net loss	-	-	-	(73,271)	(73,271)

Balance as of December 31, 2017	9,000,000	$9,000	$22,050	$(73,271)	$(42,221)

Issued shares	1,204,000	1,204	28,825	-	30,029

Shareholder contribution	-	-	37,800	-	37,800

Net loss	-	-	-	(54,774)	(54,774)

Balance as of December 31, 2018	9,000,000	$10,204	$88,675	$(128,045)	$(29,166)

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

STATEMENTS OF CASH FLOWS

(Expressed in USD, except for the number of shares)

	Year ended December 31, 2018	Inception (June 1, 2017) to December 31, 2017

Cash flow from operating activities:
Net loss	$(54,774)	$(73,271)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	37,800	31,050

Changes in operating assets and liabilities:
Increase (decrease) in account payables	(1,927)	32,157
Net cash used in operating activities	$(18,901)	$(10,064)

Changes in investment activities	$-	$-

Cash flow from financing activities:
Common Stock Issued for cash	$30,029	$-
Promissory note from shareholder	1,925	18,018
Net cash provided by financing activities	$31,954	$18,018

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	13,053	7,954

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,954	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,007	$7,954

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

Fair Value Measurement

The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

New Leap, Inc.

 NOTES TO FINANCIAL STATEMENTS

(USD, except number of shares)

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents at December 31, 2018 included cash at the amount of $21,007.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Loss per share for the fiscal year ended December 31, 2018 was $(0.01). The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company and the fact that the company has a loss.

NOTE 5 – OTHER ACCOUNTS PAYABLE

At December 31, 2018 the Company had "other accounts payable" at the amount of $5,230. That amount reflects payments due to service providers.

NOTE 6 – PROMISSORY NOTE PAYABLE TO SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $19,943 and $18,018 as of December 31, 2018 and December 31, 2017 respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In June 2017, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $25,000 from external investors following the effectiveness of the registration statement. Since this expense was probable it was recorded as a provision and as expenses amounting to $25,000 outstanding at December 31, 2018. The legal counsel is considered to be a related party - see also note 9. The legal counsel has agreed to postpone this payment for the time being given the financial condition of the Company.

NOTE 8 – COMMON STOCK

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. At December 31, 2018 the Company had 10,204,000 common shares outstanding. The Company has 50,000,000 authorized common shares. During the fiscal year ended December 31, 2018 the Company issued 1,204,000 common shares at $0.025 per share to various shareholders pursuant to its S-1 registration statement that became effective on October 20, 2017. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the years ended December 31, 2018 and December 31, 2017 amounted to $37,800 and $22,050, respectively and was recorded as contribution to equity.

NOTE 9 –– TRANSACTION WITH RELATED PARTY

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and major shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the year ended December 31, 2018 amounted to $37,800 and $22,050 for the period from inception (June 1, 2017) to December 31, 2017 and was recorded as contribution to equity.

B.	The services described in note 7 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2018 and as of December 31, 2017 the liability amounted to $25,000 – see also note 7.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of December 31, 2018 the company has an outstanding note payable to the sole officer and director. - See Note 6.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2018 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information as of December 31, 2018 as to each Director and Executive Officer of the Company:

Name	Age	Title
Itzhak Ostashinsky	67	President, CEO, CFO, Secretary, Treasurer, Director

Itzhak Ostashinsky – Mr. Itzhak Ostashinsky served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Crowd 4 Seeds, a crowdfunding business, from April, 2014 to December, 2016. For more than 20 years Mr. Ostashinsky served in various key positions in the insurance industry in Israel. Having served as the CEO of an Israeli insurance company and as a deputy CEO of two other Israeli insurance companies, Mr. Ostashinsky gained meaningful top-level experience in management, marketing, business development and investments. In addition, Mr. Ostashinsky led a group of investors in three different investments in Israeli biotechnology and medical device startups. In the past 5 years Mr. Ostashinsky has been an independent consultant providing marketing and business development consulting services. Mr. Ostashinsky holds a B.A. in Business Administration from Bar-Ilan University, Israel. Given Mr. Ostashinsky's top-level experience in management, marketing, business development and investments we concluded that he is suitable for serving as a director of the Company.

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

Director Nominations

As of December 31, 2018 we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have yet to adopt a code of ethics as we are still in the process of finalizing it.

ITEM 11. EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Itzhak Ostashinsky CEO, CFO & Director	2018	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2018 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2018. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2018 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2018, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2019, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)
Itzhak Ostashinsky	9,000,000	88.20%

________

(1)	Mr. Ostashinsky received these shares in consideration for a business plan.
(2)	Applicable percentage ownership is based on 10,204,000 shares of common stock outstanding as of March 27, 2019.

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

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $18,018 and $19,943 as of December 31, 2017 and December 31, 2018, respectively.

The Company obtains legal services from a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2017 and December 31, 2018 the liability amounted to $25,000.

Itzhak Ostashinsky is a promoter of the Company. He receives no consideration for his promotional activities. His related-party transactions with the Company are described above in this Item 13.

Corporate Governance and Director Independence.

The Company has not:

•	Established its own definition for determining whether its directors and nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be independent under any applicable definition given that he is the major shareholder and an officer of the Company;

Nor:

•	Established any committee of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On July 11, 2017, we engaged BFBorgers CPA PC (“BFB”) as our independent registered public accounting firm. The appointment of BFB was approved by our Board of Directors. During the fiscal year ended December 31, 2018, we did not consult with BFB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and BFB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by BFB of the financial statements for the year ended December 31, 2018 are $4,500. Other than that, the Company paid $1,500 to BFB for the review of interim financial statements during 2018 and $4,000 for the previous audit for the period starting on June 1, 2017 (inception) and ending on December 31, 2017.

Audit-Related Fees

During the year ended December 31, 2018, our principal accountant did not render audit-related services to us.

Tax Fees

During the year ended December 31, 2018, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2018, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of New Leap, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firms
Balance Sheets at December 31, 2018 and December 31, 2017
Statements of Operations for the year ended December 31, 2018 and the period from inception (June 1, 2017) to December 31, 2017
Statements of Stockholders' Deficit as of inception December 31, 2018 and as of December 31, 2017
Statements of Cash Flows for the year ended December 31, 2018 and the period from inception (June 1, 2017) to December 31, 2017
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

_______

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 8, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2019	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer

