Form 10-Q
period 2019-06-30
New Leap, Inc.
filed 2019-08-05
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2019
Common Stock, $.0001 par value	10,204,000

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:	3
	Balance Sheet as of June 30, 2019 (unaudited) and December 31, 2018 (unaudited);	3
	Statements of Operations for the six and three months ended June 30, 2019 (unaudited) and for the six and three months ended June 30, 2018 (unaudited);	4
	Statements of Changes in Stockholders' Deficit for the six and three months ended June 30, 2019 (unaudited) and for the six and three months ended June 30, 2018 (unaudited).	5
	Statement of Cash Flows for the six months ended June 30, 2019 (unaudited) and for the six months ended June 30, 2018 (unaudited)	7
	Notes to Financial Statements (unaudited)	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4.	CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 1A.	RISK FACTORS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 5.	OTHER INFORMATION	14

ITEM 6.	EXHIBITS	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

New Leap, Inc.

UNAUDITED BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,602	$21,007

Total Current assets	$1,602	$21,007

Total assets	$1,602	$21,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	2,160	5,230
Promissory note payable to shareholder	23,786	19,943

Total current liabilities	$50,946	$50,173
Total Liabilities	$50,946	$50,173
Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding respectively	$10,204	$10,204
Addition paid-in capital	107,575	88,675
Accumulated deficit	(167,123)	(128,045)
Total stockholder’s deficit	$(49,344)	$(29,166)

Total liabilities and stockholders’ deficit	$1,602	$21,007

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

UNAUDITED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Expressed in USD, except for the number of shares)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, General and Administrative expenses	39,078	26,534	13,820	11,871

Loss from operations	(39,078)	(26,534)	(13,820)	(11,871)

Other income, net	-	-	-	-

Loss before provision for income taxes	(39,078)	(26,534)	(13,820)	(11,871)

Income tax expense	-	-	-	-
Net Loss	$(39,078)	$(26,534)	$(13,820)	$(11,871)

Other Comprehensive loss	$(39,078)	$(26,534)	$(13,820)	$(11,871)

Loss per share (Note 4)
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	10,204,000	10,204,000	10,204,000	10,204,000

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Expressed in USD, except for the number of shares)

Six months ended June 30, 2019 and 2018

	Common shares		Additional paid-in	Accumulated	Total shareholders'
	Number	Amount	capital	deficit	deficit

Balance as of December 31, 2017	9,000,000	$9,000	$22,050	$(73,271)	$(42,221)

Issued shares	1,204,000	1,204	28,825	-	30,029

Shareholder contribution	-	-	18,900	-	18,900

Net loss	-	-	-	(26,534)	(26,534)

Balance as of June 30, 2018	10,204,000	$10,204	$69,775	$(99,805)	$(19,826)

	Common shares		Additional paid-in	Accumulated	Total shareholders'
	Number	Amount	capital	deficit	deficit

Balance as of December 31, 2018	10,204,000	$10,204	$88,675	$(128,045)	$(29,166)

Shareholder contribution	-	-	18,900	-	18,900

Net loss	-	-	-	(39,078)	(39,078)

Balance as of June 30, 2019	10,204,000	$10,204	$107,575	$(167,123)	$(49,344)

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Expressed in USD, except for the number of shares)

Three months ended June 30, 2019 and 2018

	Common shares		Additional paid-in	Accumulated	Total shareholders'
	Number	Amount	capital	deficit	deficit

Balance as of March 31, 2018	9,000,000	$10,204	$60,325	$(87,934)	$(17,405)

Shareholder contribution	-	-	9,450	-	9,450

Net loss	-	-	-	(11,871)	(11,871)

Balance as of June 30, 2018	10,204,000	$10,204	$69,775	$(99,805)	$(19,826)

	Common shares		Additional paid-in	Accumulated	Total shareholders'
	Number	Amount	capital	deficit	deficit

Balance as of March 31, 2019	10,204,000	$10,204	$98,125	$(153,303)	$(44,974)

Shareholder contribution	-	-	9,450	-	9,450

Net loss	-	-	-	(13,820)	(13,820)

Balance as of June 30, 2019	10,204,000	$10,204	$107,575	$(167,123)	$(49,344)

The accompanying notes are an integral part of the financial statements.

New Leap, Inc.

UNAUDITED STATEMENTS OF CASH FLOWS

(Expressed in USD, except for the number of shares)

	Six months ended June 30,
	2019	2018

Cash flow from operating activities:
Net loss	$(39,078)	$(26,534)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	18,900	18,900

Changes in operating assets and liabilities:
Increase (decrease) in account payables	(3,070)	(4,951)
Net cash used in operating activities	$(23,248)	$(12,585)

Changes in investment activities	$-	$-

Cash flow from financing activities:
Common Stock Issued for cash	$-	$30,029
Promissory note from shareholder	3,843	813
Net cash provided by financing activities	$3,843	$30,842

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(19,405)	18,257

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,007	7,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,602	$26,211

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codifications ("ASC") are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our financial statements upon adoption. Further, the new lease standard had no effect on the Company since the Company leases its office space from its sole officer and director at no charge.

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

NOTE 4 – EARNINGS (LOSS) PER SHARE

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

NOTE 5 – OTHER ACCOUNTS PAYABLE

At June 30, 2019 the Company had "other accounts payable" at the amount of $2,160. That amount reflects payments due to service providers.

NOTE 6 – PROMISSORY NOTE PAYABLE TO SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In June 2017, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission ("SEC"). According to the agreement, the fees will be paid if and only upon receiving the first $25,000 from external investors following the effectiveness of the registration statement. Since this expense was probable it was recorded as a provision and as expenses amounting to $25,000 outstanding at June 30, 2019. The legal counsel is considered to be a related party - see also Note 9. The legal counsel has agreed to postpone this payment for the time being given the financial condition of the Company.

NOTE 8 – COMMON STOCK

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. At June 30, 2019 the Company had 10,204,000 common shares outstanding. The Company has 50,000,000 authorized common shares. During the fiscal year ended December 31, 2018 the Company issued 1,204,000 common shares at $0.025 per share to various shareholders pursuant to its S-1 registration statement that became effective on October 20, 2017. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the Six months ended June 30, 2019 and the year ended December 31, 2018 amounted to $18,900 and $37,800, respectively and was recorded as contribution to equity.

NOTE 9 –– TRANSACTION WITH RELATED PARTY

A.	During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and major shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the six months ended June 30, 2019 and June 30, 2018 amounted to $18,900 in each period and for the three months ended June 30, 2019 amounted to $9,450. These amounts were recorded as contribution to equity.

B.	The services described in Note 7 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of June 30, 2019 and as of December 31, 2018 the liability amounted to $25,000 – see also Note 7.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of June 30, 2019 the company has an outstanding note payable to the sole officer and director. - See Note 6.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2019 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Company Overview

Operations

New Leap, Inc., a Delaware corporation, (“New Leap” “Company” “we,” “us,” or “our”) was incorporated on June 1, 2017. Most of the activity through June 30, 2019 involved efforts in connection with the preparation of the Company’s registration statement on Form S-1, the offering pursuant to the Company's S-1 and the development of a website.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

Results from Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six and three months ended June 30, 2019 were $39,078 and $13,820, respectively, comparing to $26,534 and $11,871 for the six and three months ended June 30, 2018, respectively. The expenses were primarily consisted of contributed services by the CEO and professional services.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows used in operating activities for the six months ended June 30, 2019 and June 30, 2018:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Net Loss	$(39,078)	$(26,534)
Net cash used in operating activities	$(23,248)	$(12,585)
Net cash provided by financing activities	$3,843	$30,842

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

As of June 30, 2019 we owed $50,946, $27,160 of which were in connection with professional services. The balance of $23,786 was owed to our major shareholder and chief executive officer for expenses incurred on behalf of the Company. There are no other significant liabilities at June 30, 2019.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this report on Form 10-Q. Our registration statement on Form S-1, file number 333-219776, became effective on October 20, 2017 and then again on June 12, 2019 following the filing of a post-effective amendment to the registration statement. The offering pursuant to this registration statement was terminated on April 20, 2018. Proceeds raised in the offering are used for general expenses.

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

NEW LEAP, INC.

Date: August 5, 2019	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

