Form 10-K
period 2019-12-31
New Leap, Inc.
filed 2020-03-27
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 27, 2020 there were 10,204,000 shares of common stock outstanding.

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

New Leap was incorporated in Delaware on June 1, 2017. Most of the activity through December 31, 2019 involved incorporation efforts, preparation for the Company’s public Offering and building our website.

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

Intellectual Property

We have no patents or trademarks.

Employees

As of December 31, 2019, we had one employee which serves as our president, and chief executive officer, Mr. Ostashinsky. During calendar year ending December 31, 2020 (depending on financing and available working capital), Mr. Ostashinsky will devote at least ten (10) hours a week to us and may increase the number of hours as necessary. Mr. Ostashinsky is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work as well as initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

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

(b) Holders

As of March 27, 2020, there were approximately 37 holders of record of our common stock.

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

Proceeds raised from investors under the Company’s registration statement on Form S-1, which was declared effective on October 20, 2017 were used for general working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended December 31, 2019. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Results of Operations

January 1, 2018 to December 31, 2018 compared to January 1, 2019 to December 31, 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2018 were $54,774 compared to $77,140 for the year ended December 31, 2019. The expenses were consisted primarily of contributed services from the sole officer and director and costs associated with our status a public company.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2018 and the year ended December 31, 2019:

	Year ended December 31, 2018	Year ended December 31, 2019
Operating Activities	$(18,901)	$(39,060)
Investing Activities	-	-
Financing Activities	$31,954	$19,547
Net Effect on Cash	$13,053	$(19,513)

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

As of December 31, 2018 and December 31, 2019 we owed $50,173 and $70,000, respectively. In 2019 such liabilities were primarily in connection with payment to service providers in relation to our status as a public company. There are no other significant liabilities at December 31, 2018 and December 31, 2019.

As of December 31, 2018 and December 31, 2019, the Company had one note payable issued and outstanding to a related party with a total principle of $19,943 and $39,490, respectively. The note is payable on demand and bears no interest. The proceeds are being used for general working capital purposes.

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

Going Concern

Our auditor has issued a "going concern" explanatory paragraph as part of his opinion in the Audit Report dated March 27, 2020 for the fiscal year ended December 31, 2019.

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

New Leap, Inc.

December 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of New Leap, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New Leap, Inc. (the "Company") as of December 31, 2019 and 2018, the statements of operations and comprehensive income (loss), changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

March 27, 2020

F-1

New Leap, Inc.

BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$1,494	$21,007

Total Current assets	$1,494	$21,007

Total assets	$1,494	$21,007

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable (Note 5)	5,510	5,230
Promissory note payable to shareholder (Note 6)	39,490	19,943

Total current liabilities	$70,000	$50,173
Total Liabilities	$70,000	$50,173
Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding as of December 31, 2019 and as of December 31, 2018	$10,204	$10,204
Addition paid-in capital	126,475	88,675
Accumulated deficit	(205,185)	(128,045)
Total stockholder’s deficit	$(68,506)	$(29,166)

Total liabilities and stockholders’ deficit	$1,494	$21,007

The accompanying notes are an integral part of the financial statements.

F-2

New Leap, Inc.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Expressed in USD, except for the number of shares)

	Year ended 31, December 2019	Year ended 31, December 2018

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Selling, General and Administrative expenses	77,140	54,774

Loss from operations	(77,140)	(54,774)

Other income, net	-	-

Loss before provision for income taxes	(77,140)	(54,774)

Income tax expense	-	-
Net Loss	$(77,140)	$(54,774)

Other Comprehensive loss	$(77,140)	$(54,774)

Loss per share (Note 4)
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	10,204,000	10,087,000

The accompanying notes are an integral part of the financial statements.

F-3

New Leap, Inc.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in USD, except for the number of shares)

	Common shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of December 31, 2017	9,000,000	$9,000	$22,050	$(73,271)	$(42,221)

Issued shares	1,204,000	1,204	28,825	-	30,029

Shareholder contribution	-	-	37,800	-	37,800

Net loss	-	-	-	(54,774)	(54,774)

Balance as of December 31, 2018	10,204,000	$10,204	$88,675	$(128,045)	$(29,166)

Shareholder contribution	-	-	37,800	-	37,800

Net loss	-	-	-	(77,140)	(77,140)

Balance as of December 31, 2019	10,204,000	$10,204	$126,475	$(205,185)	$(68,506)

The accompanying notes are an integral part of the financial statements.

F-4

New Leap, Inc.

STATEMENTS OF CASH FLOWS

(Expressed in USD, except for the number of shares)

	Year ended December 31, 2019	Year ended December 31, 2018

Cash flow from operating activities:
Net loss	$(77,140)	$(54,774)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	37,800	37,800

Changes in operating assets and liabilities:
Increase (decrease) in account payables	280	(1,927)
Net cash used in operating activities	$(39,060)	$(18,901)

Changes in investment activities	$-	$-

Cash flow from financing activities:
Common Stock Issued for cash	$-	$30,029
Promissory note from shareholder	19,547	1,925
Net cash provided by financing activities	$19,547	$31,954

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(19,513)	13,053

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,007	7,954
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,494	$21,007

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

F-6

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash, demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents at December 31, 2019 included cash at the amount of $1,494.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Loss per share for the fiscal year ended December 31, 2019 was $0.01. The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company and the fact that the Company has a loss.

NOTE 5 – OTHER ACCOUNTS PAYABLE

At December 31, 2019 the Company had “other accounts payable” at the amount of $5,510. That amount reflects payments due to service providers.

NOTE 6 – PROMISSORY NOTE PAYABLE TO SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $39,490 and $19,943 as of December 31, 2019 and December 31, 2018 respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In June 2017, the Company engaged a legal counsel in order to receive legal services concerning the registration statement to be filed with the Securities and Exchange Commission (“SEC”). According to the agreement, the fees will be paid if and only upon receiving the first $25,000 from external investors following the effectiveness of the registration statement. Since this expense was probable it was recorded as a provision and as expenses amounting to $25,000 outstanding at December 31, 2019. The legal counsel is considered to be a related party - see also Note 9. The legal counsel has agreed to postpone this payment for the time being given the financial condition of the Company.

NOTE 8 – COMMON STOCK

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. At December 31, 2019 the Company had 10,204,000 common shares outstanding. The Company has 50,000,000 authorized common shares. During the fiscal year ended December 31, 2019 the Company did not issue any common shares. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the years ended December 31, 2019 and December 31, 2018 amounted to $37,800 and $37,800, respectively and was recorded as contribution to equity.

F-7

NOTE 9 –– TRANSACTION WITH RELATED PARTY

A.	The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the years ended December 31, 2019 and December 31, 2018 amounted to $37,800 and $37,800, respectively and was recorded as contribution to equity.

B.	The services described in Note 7 are provided by a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2019 and as of December 31, 2018 the liability amounted to $25,000. See also Note 7.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of December 31, 2019, the Company has an outstanding note payable to the sole officer and director. See Note 6.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2019 to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

F-8

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information as of December 31, 2019 as to each Director and Executive Officer of the Company:

Name	Age	Title
Itzhak Ostashinsky	68	President, CEO, CFO, Secretary, Treasurer, Director

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

Director Nominations

As of December 31, 2019 we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have yet to adopt a code of ethics as we are still in the process of finalizing it.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Itzhak Ostashinsky CEO, CFO & Director	2019	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2019 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended December 31, 2019. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2019 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended December 31, 2019, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2020, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage of Outstanding Shares of Common Stock (2)
Itzhak Ostashinsky	8,995,000	88.15%

_____________

(1)	Mr. Ostashinsky received these shares in consideration for a business plan.
(2)	Applicable percentage ownership is based on 10,204,000 shares of common stock outstanding as of March 27, 2020.

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

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $19,943 and $39,490 as of December 31, 2018 and December 31, 2019, respectively.

The Company obtains legal services from a related party. The related party is the son of the major shareholder and provides legal advice to the Company. As of December 31, 2018 and December 31, 2019 the liability amounted to $25,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On July 11, 2017, we engaged B F Borgers CPA PC (“BFB”) as our independent registered public accounting firm. The appointment of BFB was approved by our Board of Directors. During the fiscal year ended December 31, 2019, we did not consult with BFB on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and BFB did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The fees involved with the audit by BFB of the financial statements for the year ended December 31, 2019 are $5,000. Other than that, the Company paid $4,500 to BFB for the review of all interim financial statements during 2019, $4,500 for the previous audit for the year ended December 31, 2018 and $4,500 for the review of all interim financial statements during 2018.

Audit-Related Fees

During the years ended December 31, 2019 and December 31, 2018, our principal accountant did not render audit-related services to us.

Tax Fees

During the year ended December 31, 2019 and December 31, 2018, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended December 31, 2019 and December 31, 2018 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

_____________

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on August 8, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2020	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer

