Form 10-Q
period 2020-06-30
New Leap, Inc.
filed 2020-08-10
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2020
Common Stock, $0.0001 par value	10,204,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

New Leap, Inc.

UNAUDITED CONDENSED BALANCE SHEETS

(Expressed in USD, except for the number of shares)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$1,368	$1,494

Total Current assets	$1,368	$1,494

Total assets	$1,368	$1,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Account payable to related party	$25,000	$25,000
Other accounts payable	1,860	5,510

Promissory note payable to shareholder	49,719	39,490

Total current liabilities	$76,579	$70,000
Total Liabilities	$76,579	$70,000
Commitments and contingencies (Note 4)

Stockholders’ Deficit:
	-	-
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding	$10,204	$10,204
Addition paid-in capital	145,375	126,475
Accumulated deficit	(230,790)	(205,185)
Total stockholder’s deficit	$(75,211)	$(68,506)

Total liabilities and stockholders’ deficit	$1,368	$1,494

The accompanying notes are an integral part of the unaudited condensed financial statements.

New Leap, Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND OTHER

COMPREHENSIVE INCOME (LOSS)

(Expressed in USD, except for the number of shares)

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Selling, General and Administrative expenses	25,605	39,078	13,291	13,820

Loss from operations	(25,605)	(39,078)	(13,291)	(13,820)

Other income, net	-	-	-	-

Loss before provision for income taxes	(25,605)	(39,078)	(13,291)	(13,820)

Income tax expense	-	-	-	-
Net Loss	$(25,605)	$(39,078)	$(13,291)	$(13,820)

Other Comprehensive loss	$(25,605)	$(39,078)	$(13,291)	$(13,820)

Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	10,204,000	10,204,000	10,204,000	10,204,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

New Leap, Inc.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Expressed in USD, except for the number of shares)
Six months ended June 30, 2020 and 2019

	Common shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of December 31, 2018	10,204,000	$10,204	$88,675	$(128,045)	$(29,166)

Shareholder contribution	-	-	18,900	-	18,900

Net loss	-	-	-	(39,078)	(39,078)

Balance as of June 30, 2019	10,204,000	$10,204	$107,575	$(167,123)	$(49,344)

	Common shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of December 31, 2019	10,204,000	$10,204	$126,475	$(205,185)	$(68,506)

Shareholder contribution	-	-	18,900	-	18,900

Net loss	-	-	-	(25,605)	(25,605)

Balance as of June 30, 2020	10,204,000	$10,204	$145,375	$(230,790)	$(75,211)

The accompanying notes are an integral part of the unaudited condensed financial statements.

New Leap, Inc.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Expressed in USD, except for the number of shares)

Three months ended June 30, 2020 and 2019

	Common shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of March 31, 2019	10,204,000	$10,204	$98,125	$(153,303)	$(44,974)

Shareholder contribution	-	-	9,450	-	9,450

Net loss	-	-	-	(13,820)	(13,820)

Balance as of June 30, 2019	10,204,000	$10,204	$107,575	$(167,123)	$(49,344)

	Common shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	deficit

Balance as of March 31, 2020	10,204,000	$10,204	$135,925	$(217,499)	$(71,370)

Shareholder contribution	-	-	9,450	-	9,450

Net loss	-	-	-	(13,291)	(13,291)

Balance as of June 30, 2020	10,204,000	$10,204	$145,375	$(230,790)	$(75,211)

The accompanying notes are an integral part of the unaudited condensed financial statements.

New Leap, Inc.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in USD, except for the number of shares)

	Six months ended June 30,
	2020	2019

Cash flow from operating activities:
Net loss	$(25,605)	$(39,078)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	18,900	18,900

Changes in operating assets and liabilities:
Increase (decrease) in account payables	(3,650)	(3,070)
Net cash used in operating activities	$(10,355)	$(23,248)

Changes in investing activities	$-	$-

Cash flow from financing activities:
Promissory note from shareholder	10,229	3,843
Net cash provided by financing activities	$10,229	$3,843

NET CASH DECREASE IN CASH AND CASH EQUIVALENTS	(126)	(19,405)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,494	21,007
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,368	$1,602

The accompanying notes are an integral part of the unaudited condensed financial statements.

New Leap, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flows from operations since inception. Until the Company will achieve profitability and revenues, which is uncertain, it intends to finance its operation through the issuance of its shares. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 3 - PROMISSORY NOTE PAYABLE TO SHAREHOLDER

The Company has an outstanding note payable provided by the major shareholder and sole officer and director which is unsecured and bears no interest. The note is payable upon demand. The outstanding balance under the note was $49,719 and $39,490 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There are no commitments or contingencies to the Company.

NOTE 5 - SHAREHOLDERS’ EQUITY

Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. The Company has 50,000,000 authorized common shares. The Company also has 5,000,000 authorized preferred shares. Preferred Stock may be issued from time to time in one or more series, each of such series to have such terms as stated or expressed in the Company’s certificate of incorporation and in the resolution or resolutions providing for the issue of such series adopted by the Company’s Board of Directors. To date, no Preferred Stock has been issued. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the six months ended June 30, 2020 and the year ended December 31, 2019 amounted to $18,900 and $37,800, respectively and was recorded as contribution to equity.

NOTE 6 - TRANSACTIONS WITH RELATED PARTY

A.

During the period from inception (June 1, 2017) and up to the balance sheet date the CEO and major shareholder devoted to the Company approximately 10 hours per week. The expense incurred by the CEO and major shareholder on behalf and for the benefit of the Company for the six months ended June 30, 2020 and June 30, 2019 amounted to $18,900 in each period and was recorded as contribution to equity.

B.	A related party, who is the son of the major shareholder, provides legal advice to the Company. As of June 30, 2020 and as of December 31, 2019 the liability to him amounted to $25,000.

C.	The Company leases its office space from its sole officer and director at no charge.

D.	As of June 30, 2020 the company has an outstanding note payable to the sole officer and director.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2020 up to the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements. The Company does not expect COVID-19 to have a material effect on it.

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

Results from Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six and three months ended June 30, 2020 were $25,605 and $13,291, respectively, comparing to $39,078 and $13,820 for the six and three months ended June 30, 2019, respectively. The expenses were primarily consisted of contributed services by the CEO and professional services. The Company does not expect to be materially impacted by COVID-19.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating activities for the three months ended June 30, 2020 and June 30, 2019:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Net Loss	$(25,605)	$(39,078)
Net cash used in operating activities	$(10,355)	$(23,248)
Net cash provided by financing activities	$10,229	$3,843

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

As of June 30, 2020 we owed $76,579, $26,860 of which were in connection with professional services. The balance of $49,719 was owed to our major shareholder and chief executive officer for expenses incurred on behalf of the Company. There are no other significant liabilities at June 30, 2020.

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

Going Concern

As reflected in the condensed financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern even if we keep costs to a minimum.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives due to the material weaknesses described below. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

NEW LEAP, INC.

Date: August 7, 2020	By:	/s/ Itzhak Ostashinsky
Itzhak Ostashinsky
Chief Executive Officer, President and Chief Financial Officer

