Form 10-Q
period 2020-09-30
Chengda Technology Co., Ltd.
filed 2020-11-13
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-219776

CHENGDA TECHNOLOGY CO., LTD.
(Exact name of registrant as specified in its charter)

Delaware	37-1863750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311-7, Tianyu Building, 11 Guangming Road Dongcheng District, Beijing, China 100051
(Address of Principal Executive Offices, including zip code)

+86 (10) 65014177
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 13, 2020, there were 10,204,000 shares of common stock, par value $0.0001, of the Company issued and outstanding.

CHENGDA TECHNOLOGY CO., LTD.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business and implement our business plan;
•	acceptance of the healthcare products and services that we expect to market;
•	our ability to retain key employees;
•	adverse changes in general market conditions for the healthcare industry in China, including as a result of the COVID-19 pandemic;
•	our ability to continue as a going concern;
•	our future financing plans; and
•	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Chengda Technology Co., Ltd. (Formerly New Leap, Inc.) Condensed Unaudited Balance Sheets
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$31	$1,494
Total Current Assets	31	1,494
Total Assets	$31	$1,494
LIABILITIES AND STOCKHOLDERS' DEFICIT
Account payable to related party	$—	$25,000
Other accounts payable	8,100	5,510
Promissory note payable to stockholder	—	39,490
Total Current Liabilities	8,100	70,000

Total Liabilities	8,100	70,000
Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding	10,204	10,204
Additional paid-in capital	227,274	126,475
Accumulated deficit	(245,547)	(205,185)
Total Stockholders’ Deficit	(8,069)	(68,506)
Total Liabilities and Stockholders’ Deficit	$31	$1,494

The accompanying notes are an integral part of these condensed financial statements.

Chengda Technology Co., Ltd.

(Formerly New Leap, Inc.)

Condensed Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Operating Expenses:
General & administrative expenses	14,757	22,099	40,362	61,177
Total operating expenses	14,757	22,099	40,362	61,177

Loss from operations	(14,757)	(22,099)	(40,362)	(61,177)

Loss before income taxes	(14,757)	(22,099)	(40,362)	(61,177)

Provision for income taxes	—	—	—	—

Net loss	$(14,757)	$(22,099)	(40,362)	(61,177)

Basic & diluted net loss per share	*	*	*	(0.01)

Weighted average number of ordinary shares-basic and diluted	10,204,000	10,204,000	10,204,000	10,204,000

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Chengda Technology Co., Ltd. (Formerly New Leap, Inc.) Condensed Unaudited Statements of Cash Flows

	For The Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(40,362)	$(61,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	24,570	28,350

Changes in assets and liabilities:
Accounts payable	2,590	(3,370)
Net cash used in operating activities	(13,202)	(36,197)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	10,229	16,738
Capital contributions from stockholder	1,510	—

Net cash provided by financing activities	11,739	16,738

Net decrease in cash	(1,463)	(19,459)

Cash, beginning of period	1,494	21,007

Cash, end of period	$31	$1,548

Supplemental cash flow information

Forgiveness of promissory notes by stockholder	$49,719	—
Forgiveness of payable due to related party	$25,000	—

Cash paid for interest expense	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Chengda Technology Co., Ltd.

(Formerly New Leap, Inc.)

Condensed Unaudited Statements of Changes in Stockholders’ Equity

For the Nine Months ended September 30, 2020

	Common Stock
	Shares	amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2020	10,204,000	$10,204	$126,475	$(205,185)	$(68,506)
Net loss				(40,362)	(40,362)
Contributions from stockholders	-	-	26,080	-	26,080
Forgiveness of related party loan			25,000		25,000
Forgiveness of stockholder’s promissory note	-	-	49,719	-	49,719
Balance as of September 30, 2020	10,204,000	$10,204	$227,274	$(245,547)	$(8,069)

For the Three Months ended September 30, 2020

	Common Stock
	Shares	amount	Additional paid-in capital	Accumulated Deficit	Total equity

Balance as of July 1, 2020	10,204,000	$10,204	$145,375	$(230,790)	$(75,211)
Net loss				(14,757)	(14,757)
Contributions from stockholders	-	-	7,180	-	7,180
Forgiveness of related party loan			25,000		25,000
Forgiveness of stockholder’s promissory note	-	-	49,719	-	49,719
Balance as of September 30, 2020	10,204,000	$10,204	$227,274	$(245,547)	$(8,069)

For the Nine Months ended September 30, 2019

	Common Stock
	Shares	amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019	10,204,000	$10,204	$88,675	$(128,045)	$(29,166)
Net loss				(61,177)	(61,177)
Contributions from stockholders	-	-	28,350	-	28,350
Balance as of September 30, 2019	10,204,000	$10,204	$117,025	$(189,222)	$(61,993)

For the Three Months ended September 30, 2019

	Common Stock
	Shares	amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of July 1, 2019	10,204,000	$10,204	$107,575	$(167,123)	$(49,344)
Net loss				(22,099)	(22,099)
Contributions from stockholders	-	-	9,450	-	9,450
Balance as of September 30, 2019	10,204,000	$10,204	$117,025	$(189,222)	$(61,993)

Chengda Technology Co., Ltd.

(Formerly New Leap, Inc.)

Notes to the Condensed Financial Statements

September 30, 2020

NOTE 1  –  ORGANIZATION AND DESCRIPTION OF BUSINESS

Chengda Technology Co. Ltd., (formerly known as New Leap, Inc.) (the "Company") was incorporated on June 1, 2017 as a Delaware corporation. The Company has yet to start operational or research and development activities.

On August 12, 2020, pursuant to a Stock Purchase Agreement (the “SPA”) entered into by and between Xin Jiang (the “Purchaser”) and Itzhak Ostashinsky (the “Seller”), a controlling stockholder as well as Chief Executive Officer, Chief Financial Officer, President, Secretary and director of the Company, the Seller sold to the Purchaser 8,000,000 shares of common stock, par value $0.0001 per share, of the Company, representing 78.4% of the total issued and outstanding shares of common stock as of August 24, 2020, in consideration of $251,177 in cash from the Purchaser’s personal funds (the “Transaction”).  In connection with the Transaction, the Seller resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary and director of the Company, effective immediately upon the consummation of the Transaction.  Xin Jiang was then appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and director of the Company. The Transaction resulted in a change in control of the Company.

Effective November 6, 2020, the Company’s name was changed to “Chengda Technology Co., Ltd.” through the filing with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation of the Company, which was approved by the Company’s Board of Directors.

After the change in control, the Company plans to implement its new business plan. The Company plans to operate in the field of health-related products, with a focus on the developing and promoting selenium-infused mineral water and energy mattress. Also, the Company plans to offer health services, including health assessments, health consultations, and health recoveries.

The Company is currently evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of health companies in China. Due to the dynamic nature and the global impact of the COVID-19 pandemic, the Company cannot reasonably estimate the timeline to implement its business plan. Until the Company is able to implement its business plan, the Company will remain a shell company.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. As a start-up, the Company has not generated any revenues and has accumulated losses through September 30, 2020. The Company currently has limited working capital and does not expect to generate revenues in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional financing to fund operating expenses, primarily loans and/or capital contribution from its principal stockholder. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal stockholder will provide it with the funding to continue as a going concern.

NOTE 3  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and expenses during the reporting period.  Actual results could differ from those estimates. The Company currently does not have significant estimates and assumptions.

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s financial statements.

NOTE 4 – SHARE CAPITAL

There were no transactions of common stock and preferred stock during the three months and nine months ended September 30, 2020 and 2019, respectively.

The expenses incurred by the former CEO and major stockholder, Itzhak Ostashinsk, on behalf of and for the benefit of the Company, for the nine months ended September 30, 2020 and 2019 amounted to $26,080 and $28,350, respectively. These amounts were recorded as capital contributions in these periods.

NOTE 5 – PROMISSORY NOTE PAYABLE TO A STOCKHOLDER

Promissory notes payable represented loans advanced from the Company’s former major stockholder to support the operations of the Company. The note was interest free and due on demand. As at December 31, 2019, the outstanding balance under the note was $39,490. During the nine months ended September 30, 2020, an additional $10,229 was advanced from the former major stockholder to the Company. In August 2020, in connection with the Transaction, the former major stockholder forgave the promissory note payable with a cumulated balance of $49,719, which was recorded as a capital contribution to the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020 and 2019, the Company had the following related party transactions:

•

Expense incurred by the former CEO on behalf of and for the benefit of the Company for the nine months ended September 30, 2020 and September 30, 2019 amounted to $26,080 and $28,350, respectively. The expenses incurred by the former CEO on behalf of the Company for the three months ended September 30, 2020 and 2019 were $7,180 and $9,450, respectively. These amounts were recorded as capital contributions in equity.

•

As at December 31, 2019, the Company had a related party payable balance of $25,000 due to the son of the former major stockholder. The balance was interest free and due on demand. In August 2020, the $25,000 related party payable balance was forgiven by the related party in connection with the Transaction. Therefore, the forgiven amount was recorded as a capital contribution to the Company.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date when the financial statements were issued, and determined that no subsequent events occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (the “U.S. GAAP”).

Overview

We were in the State of Delaware incorporated on June 1, 2017. We are a development stage company and have extremely limited financial resources. We have not commenced operation nor have we established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

We plan to operate in the field of health-related products, with a focus on the developing and promoting selenium-infused mineral water and energy mattress. In addition, we plan to offer health services, including health assessments, health consultations, and health recoveries.

We are currently evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of health products or services companies in China. Due to the dynamic nature and the global impact of the COVID-19 pandemic, we cannot reasonably estimate the timeline to implement our business plans.

Results of Operations

Revenues

We did not generate any revenue for the three and nine months ended September 30, 2020 and 2019 and do not expect to generate any revenue until we implement our business plan.

General and Administrative Expenses

During the three months ended September 30, 2020 and 2019, we incurred $14,757 and $22,099 of general and administrative expenses, respectively. During the nine months ended September 30, 2020 and 2019, we incurred $40,362 and $61,177 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, officer’s contributed service costs, professional fees and filing fees, which are routine costs associated with a public company for financial reporting requirements. The decrease in the general and administrative expenses in the nine months ended September 30, 2020 compared to the same period of last year was due to one-time expenses of approximately $22,000 incurred in 2019 in connection with obtaining DTC eligibility.

Going Concern

The future of our company is dependent upon our ability to implement our new business plans and initiatives and our ability to generate positive net profits from implementation of our business plans. Management plans to seek additional funding through either equity or debt financings from its principal stockholder to support its operations for the next twelve months. However, there is no assurance that such funds will be available or available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional financing to fund operating expenses, primarily loans and/or capital contribution from its principal stockholder. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal stockholder will provide it with the funding to continue as a going concern.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $13,202 for the nine months ended September 30, 2020, compared to net cash used in operating activities of $36,197 for the same period of 2019, represented a decrease of $22,995 in the net cash outflow in operating activities. This is due to the decrease of our net loss in nine months ended September 30, 2020 compared to the same period of 2019.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash generated by financing activities was $11,739, representing advances and capital contributions from the former major stockholder to support the operations of the Company. For the nine months ended September 30, 2019, net cash generated by financing activities was $16,738, representing advances from the former major stockholder to support the Company’s operations.

Commitments and Capital Expenditures

We presently have no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures. See Note 3 of our interim financial statements included elsewhere in this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the following material weaknesses, which are indicative of many small companies with limited resources: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1*	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENGDA TECHNOLOGY CO., LTD.

Date: November 13, 2020	By:	/s/ Xin Jiang
	Name:	Xin Jiang
	Title:	Chief Executive Officer, Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

