Form 10-K
period 2020-12-31
Chengda Technology Co., Ltd.
filed 2021-04-15
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of June 30, 2020 was approximately $2,115,750.

As of April 15, 2021 there were 10,204,000 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business in China and implement our business plan;

•	acceptance of our health-related products and services that we expect to develop and promote;

•	our ability to retain key employees;

•	adverse changes in general market conditions for health-related products and services in China;

•	our ability to continue as a going concern;

•	our future financing plans; and

•

our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus pandemic in China and around the world).

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

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in the State of Delaware on June 1, 2017. We are a development stage company and have extremely limited financial resources. We have not commenced operation nor have we established a source of equity or debt financing.  Our original business focused on an online market and community connecting private United States companies and companies which are publicly traded in the U.S. with potential investors from all over the world, except for U.S. residents, with a goal of providing these companies with exposure to as many potential investors from outside the U.S. as possible, while providing those potential investors with different investment opportunities in the foregoing companies.

Pursuant to certain stock purchase agreement, entered into as of August 12, 2020, as amended, an individual investor purchased 1,500,000 shares of our common stock from our then majority stockholder and sole officer and director, Itzhak Ostashinsky, representing 78.4% of the voting securities of our company. Following this change of control, Xin Jiang was appointed to serve as our Chief Executive Officer, Chief Financial Officer, President, Secretary and director and we changed our business plan to engage in health-related business in the People’s Republic of China.

Effective November 6, 2020, our name was changed to “Chengda Technology Co., Ltd.” through the filing with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Incorporation, which was approved by our Board of Directors.

We plan to operate in the field of health-related products, with a focus on the developing and promoting selenium-infused mineral water and energy mattress. In addition, we plan to offer health services, including health assessments, health consultations, and health recoveries. We are currently evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of health products or services companies in China. Due to the dynamic nature and the global impact of the COVID-19 pandemic, we cannot reasonably estimate the timeline to implement our business plans. We aim to start the health-related business in 2021 and the funds to finance the start-up of the new business will primarily come from our major stockholder.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 311-7, Tianyu Building, 11 Guangming Road, Dongcheng District, Beijing, China 100051.

We do not own or lease any property and use the office space provided by our sole officer and director free of charge.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “SKMT.” There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

(b) Holders

As of April 15, 2021, there were approximately 6 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of the our business.

(d) Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended December 31, 2020. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

We were incorporated in the State of Delaware on June 1, 2017. We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain a going concern.

We plan to operate in the field of health-related products, with a focus on the developing and promoting selenium-infused mineral water and energy mattress. In addition, we plan to offer health services, including health assessments, health consultations, and health recoveries.

We are currently evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of health companies in China. Due to the dynamic nature and the global impact of the COVID-19 pandemic, we cannot reasonably estimate the timeline to implement its business plan.

Results of Operations

Revenues

We did not generate any revenue for years ended December 31, 2020 and 2019 and do not expect to generate any revenue until we commence our business plan.

General and Administrative Expenses

During the years ended December 31, 2020 and 2019, we incurred $61,193 and $77,140 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, officer’s contributed corporate administrative service costs, professional fees and filing fees, which are routine costs associated with a public company. The decrease in the general and administrative expenses in the year ended December 31, 2020 compared to the same period of last year was due to one-time expenses of approximately $22,000 incurred in 2019 in connection with obtaining eligibility to deposit our equity securities with DTC, which facilitates electronic trading of securities.

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

As the Company is currently a shell company, its operating expenses are limited. Management believes that the financing from its principal stockholder will provide it with the funding to continue as a going concern.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $23,583 for the year ended December 31, 2020, compared to net cash used in operating activities of $39,060 for the same period of 2019, represented a decrease of $15,477 in the net cash outflow in operating activities. This is due to the decrease of our net loss in year ended December 31, 2020 compared to the same period of 2019.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash generated by financing activities was $22,089, representing advances and capital contributions from the Company’s former and current major stockholders to support the operations of the Company. For the year ended December 31, 2019, net cash generated by financing activities was $19,547, representing advances from the former major stockholder to support the Company’s operations.

Commitments and Capital Expenditures

We presently have no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures. See Note 3 of our financial statements included in this Report.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms

To the shareholders and the board of directors of Chengda Technology Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chengda Technology Co. Ltd. (formerly New Leap, Inc.) (the "Company") as of December 31, 2020 and 2019, the statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, Colorado

April 15, 2021

Chengda Technology Co., Ltd. (Formerly New Leap, Inc.) Balance Sheets
	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$—	$1,494
Total Current Assets	—	1,494
Total Assets	$—	$1,494
LIABILITIES AND STOCKHOLDERS' DEFICIT
Account payable to related party	$—	$25,000
Accrued liabilities	18,550	5,510
Promissory note payable to stockholder	—	39,490
Total Current Liabilities	18,550	70,000

Total Liabilities	18,550	70,000
Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding	10,204	10,204
Additional paid-in capital	237,624	126,475
Accumulated deficit	(266,378)	(205,185)
Total Stockholders’ Deficit	(18,550)	(68,506)
Total Liabilities and Stockholders’ Deficit	$—	$1,494

The accompanying notes are an integral part of these financial statements.

Chengda Technology Co., Ltd.

(Formerly New Leap, Inc.)

Statements of Operations

	For The Year Ended December 31,
	2020	2019
Operating expenses:
General and administrative expenses	$61,193	$77,140
Total operating expenses	61,193	77,140

Loss from operations	(61,193)	(77,140)

Net loss	$(61,193)	$(77,140)
Basic & diluted net income per share	*	*

Weighted average number of ordinary shares-basic and diluted	10,204,000	10,204,000

____________

* Less than $0.01

The accompanying notes are an integral part of these financial statements

Chengda Technology Co., Ltd. (Formerly New Leap, Inc.) Statements of Cash Flows
	For The Year Ended December 31,
	2020	2019
Cash flows from operating activities:

Net loss	$(61,193)	$(77,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	24,570	37,800

Changes in assets and liabilities:
Accrued liabilities	13,040	280
Net cash used in operating activities	(23,583)	(39,060)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Advances from related parties	10,229	19,547
Capital contributions from stockholder	11,860	—

Net cash provided by financing activities	22,089	19,547

Net decrease in cash	(1,494)	(19,513)

Cash, beginning of period	1,494	21,007

Cash, end of period	$—	$1,494

Supplemental cash flow information

Forgiveness of promissory notes by stockholder	$49,719	—
Forgiveness of payable due to related party	$25,000	—

Cash paid for interest expense	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these financial statements

Chengda Technology Co., Ltd.

(Formerly New Leap, Inc.)

Statements of Changes in Stockholders’ Equity

(US$, except share data and per share data, or otherwise noted)

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of January 1, 2019	10,204,000	$10,204	$88,675	$(128,045)	$(29,166)
Net loss	-	-	-	(77,140)	(77,140)
Contributions from stockholders	-	-	37,800	-	37,800
Balance as of December 31, 2019	10,204,000	$10,204	$126,475	$(205,185)	$(68,506)
Net loss	-	-	-	(61,193)	(61,193)
Contributions from stockholders	-	-	36,430	-	36,430
Forgiveness of related party loan	-	-	25,000	-	25,000
Forgiveness of stockholder’s promissory note	-	-	49,719	-	49,719
Balance as of December 31, 2020	10,204,000	$10,204	$237,624	$(266,378)	$(18,550)

The accompanying notes are an integral part of these financial statements

Chengda Technology Co., Ltd.

(Formerly New Leap, Inc.)

Notes to Financial Statements

December 31, 2020

NOTE 1  –  ORGANIZATION AND DESCRIPTION OF BUSINESS

Chengda Technology Co., Ltd., (formerly known as New Leap, Inc.) (the "Company") was incorporated on June 1, 2017 as a Delaware corporation. The Company has yet to start operational or research and development activities.

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

After the change in control, the Company plans to implement a new business plan. The Company plans to operate in the field of health-related products, with a focus on developing and promoting selenium-infused mineral water and energy mattress. Also, the Company plans to offer health services, including health assessments, health consultations, and health recoveries.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. As a start-up, the Company has not generated any revenues and has accumulated losses through December 31, 2020. The Company currently has limited working capital and does not expect to generate revenues in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional financing to fund operating expenses, primarily loans and/or capital contribution from its principal stockholder. As the Company is a shell company, its operating expenses are limited. Management believes that the financing from its principal stockholder will provide it with the funding to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

 NOTE 3  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

NOTE 4 – SHARE CAPITAL

There were no transactions of common stock and preferred stock during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the former CEO and major stockholder, Itzhak Ostashinsk, contributed corporate administrative work services of $24,570 and $37,800, respectively, to the Company and these amounts were recorded as capital contributions. No additional shares of common stock were issued for these contributions.

During the year ended December 31, 2020, the former CEO and major stockholder, Itzhak Ostashinsk and the new CEO and major stockholder, Xin Jiang, made capital contributions of $1,510 and $10,350, respectively, to the Company for working capital. No additional shares of common stock were issued for these contributions.

NOTE 5 – PROMISSORY NOTE PAYABLE TO SHAREHOLDER

Promissory notes payable represented loans advanced from the Company’s former major stockholder to support the operations of the Company. The note was interest free and due on demand. As of December 31, 2019, the outstanding balance under the note was $39,490. During the year ended December 31, 2020, an additional $10,229 was advanced from the former major stockholder to the Company. In August 2020, in connection with the Transaction, the former major stockholder forgave the promissory note payable with a cumulated balance of $49,719, which was recorded as a capital contribution to the Company. No additional shares of common stock were issued for these contributions.

NOTE 6 – RELATED PARTY TRANSACTIONS

In addition to the capital contribution disclosed in Note 4 and promissory note forgiveness disclosed in Note 5, the Company had the following related party transactions during the years ended December 31, 2020 and 2019:

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officer”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the existence of the following material weaknesses:

•	Lack of segregation of duties
•	Lack of audit committee and independent directors
•	Management is dominated by a single individual without adequate compensating controls providing for multiple levels of supervision and review

Although we are unable to meet the standards under COSO because of the limited resources available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more independent directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information regarding our sole officer and director.

Name	Age	Title
Xin Jiang	72	President, CEO, CFO, Secretary and Director

Xin Jiang – Ms. Jiang has served as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Director since August 2020. She served as Chairwoman of Chengda Technology Co., Ltd., a company engaged in the production and sales of health supplements in China, since June 2020. Prior to that, Ms. Jiang was a vendor selling health products on Taobao, a leading online e-commerce marketplace in China, since 2016. From 2003 to 2016, Ms. Jiang worked at the Tianjin Municipal Archives Bureau. Prior to that she taught at various middle schools in China from 1976 to 2003, including Heilongjiang Fuyu Forest Machinery Factory Children's Middle School, Tianjin Petrochemical Fiber Factory Middle School, Tianjin Hexi District Xingguo School and Tianjin Nankai District Sixty Six Middle School (now known as Affiliated High School of Nankai University).

Director Independence

We do not have any independent directors. We are not required to maintain a majority of independent directors under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system.

The Board and Committees

Our Board of Directors at this time does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by the Board as a whole.  We are an early stage company with very limited operations, therefore our Board of Directors does not deem it necessary to have more than one director or a nominating or compensation committee. We have not paid any compensation to any officer or director. Decisions relating to director nominations or compensation can be made on a case by case basis by the Board of Directors. Our Board of Directors would consider any shareholder nominee at such time as it is made. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of our operations, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board of Directors. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

We have not adopted practices or polices regarding employee, officer and director hedging in accordance with Item 407(i) of Regulation S-K.

Legal Proceedings

To the knowledge of our management, there are no material proceedings to which any of our director, officer or affiliate is a party adverse to our company or has a material interest adverse to our company.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

There are no current employment agreements between us and our sole officer. We have never paid any compensation to any of our executive officers or directors. Our current officer has agreed to work with no remuneration until such time as we commence business operations and receive sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of our common stock as of the date of this Annual Report by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of our company and (iii) by all executive officers and directors of our company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The business address of each person listed below is 311-7, Tianyu Building, 11 Guangming Road, Dongcheng District, Beijing, China 100051.

		Percentage
	Number of	of Shares
Name and Address	Shares Owned	Owned
5% Stockholders
Zhou Sun	2,101,960	21%
Xin Jiang	8,000,000	78%
Directors and Officers
Xin Jiang	8,000,000	78%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2020 and 2019, our former CEO and major stockholder, Itzhak Ostashinsk, contributed corporate administrative work services of $24,570 and $37,800, respectively, to the Company and these amounts were recorded as capital contributions. During the year ended December 31, 2020, Mr. Ostashinsk and our new CEO and major stockholder, Xin Jiang, made capital contributions of $1,510 and $10,350, respectively, to the Company for working capital. No shares of common stock were issued for these contributions. During the years ended December 31, 2020 and 2019, Mr. Ostashinsk extended loans under a promissory note to support the operations of the Company. The note was interest free and due on demand. As of December 31, 2019, the outstanding balance under the note was $39,490. During the year ended December 31, 2020, an additional $10,229 was advanced from the former major stockholder to the Company. In August 2020, in connection with the Change of Control, Mr. Osttashinksk forgave the promissory note payable with a cumulated balance of $49,719, which was recorded as a capital contribution to the Company.

As at December 31, 2019, we had a related party payable balance of $25,000 due to the son of Mr. Osttashinksk. The balance was interest free and due on demand. In August 2020, the $25,000 related party payable balance was forgiven by the related party in connection with the Change of Control. Therefore, the forgiven amount was recorded as a capital contribution to the Company.

Our former officer and director, Itzhak Ostashinsky, provided office space until the consummation of the Change of Control. We did not pay any rent to Mr. Ostashinsky for the office space. Following the Change in Control, Ms. Jiang, our now sole executive officer and director, provides office space to us free of charge.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended December 31, 2020 and 2019 and fees billed for other services during those periods.

	December 31, 2020	December 31, 2019

Audit fees	$9,700	$10,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$9,700	$10,000

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The financial statements of Chengda Technology Co., Ltd. are included in Item 8.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
31	Certification of Chief Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act of 1934.*
32	Certification of Chief Executive Officer and Principal Financial Officer to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101	XBRL Interactive Data Files*

_____________

* Filed herewith.

** Furnished herewith.

(1) Incorporated herein by reference from our Form S-1 filed with the Securities and Exchange Commission on August 8, 2017.

(2)  Incorporated herein by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2021	/s/ Xin Jiang
Xin Jiang
Chief Executive Officer, Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

