Form 10-Q
period 2021-03-31
Chengda Technology Co., Ltd.
filed 2021-05-17
CIK 1713809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of May 15, 2021, there were 10,204,000 shares of common stock, par value $0.0001, of the Company issued and outstanding.

CHENGDA TECHNOLOGY CO., LTD.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to establish our business and implement our business plan;
•	acceptance of the healthcare products and services that we expect to market;
•	our ability to retain key employees;
•	adverse changes in general market conditions for the healthcare industry in China, including as a result of the ongoing COVID-19 pandemic;
•	our ability to continue as a going concern;
•	our future financing plans; and
•	our ability to adapt to changes in foreign, cultural, political and financial market conditions which could impair our future operations and financial performance.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Chengda Technology Co., Ltd. Condensed Unaudited Balance Sheets
	March 31,	December 31,
	2021	2020
ASSETS

Total Assets	$	$—
LIABILITIES AND STOCKHOLDERS' DEFICIT
Other accounts payable	10,600	18,550
Total Current Liabilities	10,600	18,550

Total Liabilities	10,600	18,550
Stockholders’ Deficit:
Preferred stock; $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.0001 par value, 50,000,000 shares authorized, 10,204,000 shares issued and outstanding	10,204	10,204
Additional paid-in capital	254,624	237,624
Accumulated deficit	(275,428)	(266,378)
Total Stockholders’ Deficit	(10,600)	(18,550)
Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Chengda Technology Co., Ltd.

Condensed Unaudited Statements of Operations

	For the Three Months Ended
	March 31,
	2021	2020
Operating Expenses:
General & administrative expenses	$9,050	$12,314
Total operating expenses	9,050	12,314

Loss from operations	(9,050)	(12,314)

Net loss	$(9,050)	$(12,314)

Basic & diluted net loss per share	*	*

Weighted average number of ordinary shares-basic and diluted	10,204,000	10,204,000

* Less than $0.01

The accompanying notes are an integral part of these condensed financial statements

Chengda Technology Co., Ltd. Condensed Unaudited Statements of Cash Flows

	For The Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:

Net loss	$(9,050)	$(12,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	—	9,450

Changes in assets and liabilities:
Accounts payable	(7,950)	(3,290)
Net cash used in operating activities	(17,000)	(6,154)

Cash flows from financing activities:
Advances from related parties	—	6,100
Capital contributions from stockholder	17,000	—

Net cash provided by financing activities	17,000	6,100

Net decrease in cash	—	(54)

Cash, beginning of period	—	1,494

Cash, end of period	$—	$1,440

Supplemental cash flow information
Cash paid for interest expense	—	—
Cash paid for income tax	—	—

The accompanying notes are an integral part of these condensed financial statements

Chengda Technology Co., Ltd.

Condensed Unaudited Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of December 31, 2020	10,204,000	$10,204	$237,624	$(266,378)	$(18,550)
Net loss				(9,050)	(9,050)
Contributions from stockholders	-	-	17,000		17,000
Balance as of March 31, 2021	10,204,000	$10,204	$254,624	$(275,428)	$(10,600)

For the Three Months Ended March 31, 2020

	Shares	Shares amount	Additional paid-in capital	Accumulated Deficit	Total equity
Balance as of December 31, 2019	10,204,000	$10,204	$126,475	$(205,185)	$(68,506)
Net loss				(12,314)	(12,314)
Contributions from stockholders	-	-	9,450	-	9,450
Balance as of March 31, 2020	10,204,000	$10,204	$135,925	$(217,499)	$(71,370)

The accompanying notes are an integral part of these condensed financial statements

Chengda Technology Co., Ltd.

Notes to the Condensed Financial Statements
March 31, 2021

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

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. As a start-up, the Company has not generated any revenues and has accumulated losses through March 31, 2021. The Company currently has limited working capital and does not expect to generate revenues in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. All numbers in the unaudited condensed financial statements are expressed in US$, except share data and per share data, or otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and expenses during the reporting period. Actual results could differ from those estimates. The Company currently does not have significant estimates and assumptions.

Recent Accounting Pronouncements

The Company has reviewed the following recent accounting pronouncements and concluded that they were either not applicable or had no impact to the Company’s financial statements:

NOTE 4 – SHARE CAPITAL

There were no transactions of common stock and preferred stock during the three months ended March 31, 2021 and 2020, respectively.

During the period ended March 31, 2021, the Company’s CEO and major stockholder, Xin Jiang, made capital contributions of $17,000 (2020: $nil) to the Company for working capital. No additional shares of common stock were issued for these contributions.

NOTE 5 – RELATED PARTY TRANSACTIONS

In addition to the capital contribution disclosed in Note 4, the Company had the following related party transactions:

•

During the period ended March 31, 2020, the Company received advance of $6,100 from its former major stockholder. The balance was interest free and due on demand. After March 31, 2020, the $6,100 related party payable balance was forgiven by the related party in connection with the Transaction.

NOTE 6 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (the “U.S. GAAP”).

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

We are currently evaluating the optimal approaches to implement these plans, including through mergers and acquisitions of health products or services companies in China. Due to the dynamic nature and the global impact of the COVID 19 pandemic, we cannot reasonably estimate the timeline to implement our business plans.

Results of Operations

Revenues

We did not generate any revenue for the three months ended March 31, 2021 and 2020 and do not expect to generate any revenue until our business plans are implemented.

General and Administrative Expenses

During the three months ended March 31, 2021 and 2020, we incurred $9,050 and $12,314 of general and administrative expenses, respectively. Our general and administrative expenses primarily consisted of auditor fees, officer’s contributed corporate administrative service costs, professional fees and filing fees, which are routine costs associated with a public company for financial reporting requirements. The decrease in the general and administrative expenses in the three months ended March 31, 2021 compared to the same period of last year was due to there were no officer’s contributed corporate administrative service costs after the change of control.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $17,000 for the three months ended March 31, 2021, compared to net cash used in operating activities of $6,154 for the same period of 2020, represented an increase of $10,846 in the net cash outflow in operating activities. This is due to some of the operating expenses in the period of March 31, 2020 were contributed by the former officer for no cash compensation.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, net cash generated by financing activities was $17,000, representing capital contributions from the major stockholder to support the operations of the Company. For the three months ended March 31, 2020, net cash generated by financing activities was $6,100, representing advances from the former major stockholder to support the Company’s operations.

Commitments and Capital Expenditures

We presently have no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with U.S. GAAP, we must make a variety of estimates that affect the reported amounts and related disclosures. See Note 3 of our interim financial statements included elsewhere in this Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the following material weaknesses, which are indicative of many small companies with limited resources: (i) lack of proper segregation of duties and risk assessment process; (ii) lack of formal documentation in internal controls over financial reporting; and (iii) lack of independent directors and an audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Certificate of Incorporation, incorporated herein by reference Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on August 8, 2017
3.2	By-Laws, incorporated herein by reference Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on August 8, 2017
3.3	Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2020.
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

CHENGDA TECHNOLOGY CO., LTD.

Date: May 17, 2021		/s/ Xin Jiang
	Name:	Xin Jiang
	Title:	Chief Executive Officer, Chief Financial Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)

